Form 10-Q
period 1996-09-30
WAXMAN USA INC
filed 1996-12-04
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FROM            TO

Commission File Number 0-5888

                                 WAXMAN USA INC.
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                       34-1761514
     --------------------------                        -----------------------
      (State of Incorporation)                            (I.R.S. Employer
                                                        Identification Number)

           24460 AURORA ROAD
         BEDFORD HEIGHTS, OHIO                                  44146
         ---------------------                                  -----
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (216) 439-1830
                                 --------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                            Yes   X   No
                               ------     ------

100 shares of Common Stock, $.01 par value, were outstanding as of November 8, 1996.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------

                                                                            PAGE
                                                                            ----
PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations -
         Three Months Ended September 30, 1996
         and 1995...............................................              3

         Condensed Consolidated Balance Sheets -
         September 30, 1996 and June 30, 1996....................           4-5

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended September 30, 1996 and
         1995...................................................              6

         Notes to Condensed Consolidated Financial
         Statements.............................................            7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-12

PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................             13

Item 6.  Exhibits and Reports on Form 8-K.......................             13


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)

                                                            1996          1995
                                                            ----          ----
Net sales                                                 $ 65,879     $ 57,589

Cost of sales                                               42,985       38,012
                                                          --------     --------

Gross profit                                                22,894       19,577

Selling, general and administrative
  expenses                                                  15,522       13,905

Corporate charge                                               826          855
                                                          --------     --------
Operating income                                             6,546        4,817

Interest expense, net                                        1,592        4,572
                                                          --------     --------
Income before income taxes, minority
  interest and cumulative effect of
  change in accounting                                       4,954          245

Provision for income taxes                                   1,942          180
                                                          --------     --------
Income before minority interest and
  cumulative effect of change in accounting                  3,012           65
Minority interest in consolidated
  affiliate                                                  1,352         --
                                                          --------     --------
Income before cumulative effect of
  change in accounting                                       1,660           65
Cumulative effect of change in accounting,
  net of tax benefit                                          --         (4,928)
                                                          --------     --------
Net income (loss)                                         $  1,660     $ (4,863)
                                                          ========     ========






  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                                 September 30,        June 30,
                                                     1996               1996
                                                  (Unaudited)         (Audited)
                                                 -------------        ---------
CURRENT ASSETS:
  Cash                                             $   1,211          $   2,453
  Accounts receivable, net                            38,176             36,537
  Inventories                                         64,533             59,883
  Prepaid expenses                                     3,041              3,866
                                                   ---------          ---------
    Total current assets                             106,961            102,739
                                                   ---------          ---------
PROPERTY AND EQUIPMENT:
  Land                                                   505                428
  Buildings                                            9,433              9,193
  Equipment                                           23,434             20,665
                                                   ---------          ---------
                                                      33,372             30,286
  Less accumulated depreciation
    and amortization                                 (16,358)           (15,349)
                                                   ---------          ---------
  Property and equipment, net                         17,014             14,937

COST OF BUSINESSES IN EXCESS
  OF NET ASSETS ACQUIRED, NET                         13,215             13,318
UNAMORTIZED DEBT ISSUANCE COSTS, NET                   1,140              1,100
  OTHER ASSETS                                         1,423                969
                                                   ---------          ---------
                                                   $ 139,753          $ 133,063
                                                   =========          =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                        September 30,        June 30,
                                                            1996              1996
                                                         (Unaudited)        (Audited)
                                                        -------------       ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                       $  14,797         $  10,775
  Accounts payable                                           28,719            27,547
  Accrued liabilities                                         8,134             9,304
  Accrued income taxes payable                                2,533             2,037
  Accrued interest                                              502             1,364
                                                          ---------         ---------
      Total current liabilities                              54,685            51,027
                                                          ---------         ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                          983               863

SENIOR NOTES                                                 43,026            43,026

MINORITY INTEREST IN CONSOLIDATED AFFILIATE                  21,958            20,606

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                       --                --
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and
    outstanding                                                --                --
  Advances to Waxman Industries, Inc.                       (16,987)          (16,913)
  Paid-in capital                                            21,462            21,462
  Retained earnings                                          14,940            13,280
                                                          ---------         ---------
                                                             19,415            17,829
  Cumulative currency translation adjustment                   (314)             (288)
                                                          ---------         ---------
    Total stockholder's equity                               19,101            17,541
                                                          ---------         ---------
                                                          $ 139,753         $ 133,063
                                                          =========         =========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)

                                                           1996             1995
                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  1,660         $ (4,863)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Cumulative effect of change in accounting              --              8,213
      Minority interest in consolidated affiliate           1,352             --
      Depreciation and amortization                         1,072            1,173
  Changes in assets and liabilities:
    Accounts receivable, net                               (1,639)            (898)
    Inventories                                            (4,650)           3,738
    Prepaid expenses and other assets                         371              448
    Accounts payable                                        1,172            1,007
    Accrued liabilities                                    (1,170)            (229)
    Accrued income taxes                                      496             --
    Accrued interest                                         (862)             784
    Other, net                                                (26)             (62)
                                                         --------         --------
      Net Cash Provided by (Used in) Operating
      Activities                                           (2,224)           9,311
                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                (3,086)          (1,466)
                                                         --------         --------
      Net Cash (Used in) Investing Activities              (3,086)          (1,466)
                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                        32,178           56,816
  Payments under credit agreement                         (28,156)         (59,477)
  Borrowings (Repayments) of long-term debt                   120              (19)
  Capital contribution from parent                           --                918
  Advances from (to) parent                                   (74)          (6,715)
                                                         --------         --------
      Net Cash Provided by
        (Used in) Financing Activities                      4,068           (8,477)
                                                         --------         --------
NET DECREASE IN CASH                                       (1,242)            (632)

BALANCE, BEGINNING OF PERIOD                                2,453            2,062
                                                         --------         --------

BALANCE, END OF PERIOD                                   $  1,211         $  1,430
                                                         ========         ========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

Waxman USA Inc. ("Waxman USA"), a wholly owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"), was formed on February 2, 1994. The accompanying condensed consolidated financial statements include the accounts of Waxman USA, its wholly owned subsidiaries and its affiliate, Barnett Inc. (collectively, the "Company"). Waxman USA owns approximately 49.9% of the voting capital stock of Barnett Inc. ("Barnett") and, together with non-voting preferred stock of Barnett owned by Waxman USA, owns approximately 54% of the capital stock of Barnett. The portion of Barnett not owned by Waxman USA is reflected as minority interest in the accompanying condensed consolidated balance sheets. All significant intercompany transactions and balances are eliminated in consolidation.

During fiscal 1994, Waxman Industries restructured its domestic operations such that Waxman Industries is now a holding company whose only material assets are the capital stock of its subsidiaries (the "Corporate Restructuring"). As part of the Corporate Restructuring, Waxman Industries formed (a) Waxman USA as a holding company for the subsidiaries that comprise and support Waxman Industries' domestic operations, (b) Waxman Consumer Products Group Inc. ("Consumer Products"), to own and operate Consumer Products Group division, and
(c) WOC Inc. ("WOC"), to own and operate Waxman USA's domestic subsidiaries, other than Barnett Inc. and Consumer Products. On May 20, 1994, Waxman Industries completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group division to Consumer Products, (iii) contributing the assets and liabilities of Madison Equipment division to WOC., (iv) contributing the assets and liabilities of Medal Distributing division to WOC,
(v) merging U.S. Lock Corporation and LeRan Copper & Brass Inc. into WOC, (vi) contributing the capital stock of TWI International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing Inc. ("WAMI") to TWI. This restructuring was accounted for based upon each entity's historical carrying amounts.

The condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, the condensed balance sheet as of September 30, 1996 and the condensed statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 1996, included in the Company's Registration Statement on Form S-4, dated October 29, 1996, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company believes that it is a leading supplier to the home repair and remodeling market in the United States. Primarily through its wholly owned subsidiaries, Consumer Products, WOC, and TWI and its affiliate Barnett, the Company markets and distributes a broad range of plumbing, electrical and hardware products to over 55,000 customers in the United States, including do-it-yourself warehouse home centers, home improvement centers, mass merchandisers, hardware stores, lumberyards and to plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers.

NOTE 3 - INCOME TAXES
         ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

Waxman USA participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, Waxman USA began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, Waxman USA's federal tax liability is equal to the lesser of (i) its federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. At June 30, 1996, Waxman Industries had approximately $54.3 million of available domestic net operating loss carryforwards which will expire between 2008 and 2011. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. Waxman Industries will continue to evaluate the valuation allowance and to the extent that Waxman Industries is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations. Waxman Industries also has alternative minimum tax carryforwards of approximately $663,000 at June 30, 1996 which are available to reduce future regular income taxes over an indefinite period.

As a result of the Barnett Public Offering (as defined below), Barnett is no longer included in the consolidated tax group. Therefore, Waxman Industries' remaining net operating loss carryforwards are not available to offset Barnett's taxable income. The tax provision for the three months ended September 30, 1996 represents a tax provision based on Waxman USA as a stand alone taxpayer, Barnett's tax provision and a provision for state and foreign taxes. Deferred taxes and amounts payable to Waxman USA's parent corporation, are included in the accompanying condensed consolidated balance sheets. Deferred tax assets of $500,000 related to Barnett are included in other assets as of September 30 and June 30, 1996.

NOTE 4 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to Waxman USA other than the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. Waxman USA consolidates Barnett's financial results and records a charge on its statement of operations for the net income related to the outside stockholders' interest.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the three months ended September 30, 1996 and 1995 included income taxes of $1.4 million and $0.2 million and interest of $2.3 million and $3.8 million, respectively. Waxman USA's cash flow, within certain restrictions, are upstreamed to Waxman Industries to service interest payments and administrative costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
         AND 1995

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Net Sales
---------

Net sales for the fiscal 1997 first quarter ended September 30, 1996 totaled $65.9 million, an increase of 14.4%, as compared to the $57.6 million in the comparable quarter in fiscal 1996. Most of the net sales increase is attributable to Barnett's introduction of 1,031 new products and the expansion of its telesales operations by 19 telesalespersons over the prior year. Sales from products introduced over the past twelve months accounted for $3.2 million of the increase. In addition, an expanded promotional flyer campaign resulted in an increase in the number of Barnett's active customers from 39,000 to 43,000, contributing $1.3 million to the increase in net sales for the fiscal 1997 first quarter as compared to the same period in fiscal 1996.

The Company's wholly owned operations recorded a net sales increase of 2.3%, accounting for the remaining improvement in the Company's net sales. The increase is attributable to additional market opportunities that became available as a result of the Company's strengthened financial position, an increase in direct selling activities from the Company's foreign operations and an improved economic environment for most of the Company's products. The increase was partially offset by decreased demand from some of the Company's larger customers, as a result of the highly competitive retail industry and Consumer Products discontinuance of certain lower margin product lines.

Gross Profit
------------

Gross profit increased by 16.9% to $22.9 million in the three months ended September 30, 1996, as compared to $19.6 million in the corresponding prior year period. The gross profit margin improved to 34.8% in the quarter ended September 30, 1996 from 34.0% for the comparable period last year. Barnett's gross profit for the quarter ended September 30, 1996 increased by 28.8% to $12.4 million as gross profit margins improved over the comparable quarter last year. The improvements were the result of favorable vendor program changes, including additional volume incentive programs in the current three month period.

Gross profit for the Company's wholly owned operations for the first quarter of fiscal 1997 amounted to $10.5 million, an improvement of 5.6% over the $10.0 million in the corresponding period last year. The gross profit margin improved by 3.2%, and was 35.8% in the current year quarter as compared to

34.7% for the quarter ended September 30, 1995, primarily due to the discontinuance of lower margin product lines.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses ("SG&A expenses") increased from $13.9 million for the quarter ended September 30, 1995 to $15.5 million for the current quarter. As a percentage of net sales, SG&A expenses decreased from 24.1% for the first quarter of fiscal 1996 to 23.6% for the first quarter of fiscal 1997. Barnett's SG&A expenses for the first quarter of fiscal 1997 increased to $8.0 million from the $6.3 million in the comparable period last year. The increase was the result of the addition of 19 telesalespersons, an expansion of its marketing staff, increased freight and delivery costs as a result of Barnett's decision to reduce its customer's prepaid freight minimums, as well as independent public company costs incurred by Barnett since the Barnett Public Offering. As a percentage of net sales, Barnett's SG&A expenses were relatively unchanged for the comparable quarters.

SG&A expenses for the Company's wholly owned operations decreased slightly, and as a percentage of net sales, improved to 25.6% in the first quarter of fiscal 1997 as compared to 26.3% in the same quarter of fiscal 1996. The improvement is primarily due to higher sales, and the write down of goodwill and other assets in connection with the Company's strategic review of its operations and the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of fiscal 1996.

Corporate Charge
----------------

Corporate charge decreased to $.8 million, or 1.3% of net sales, for the fiscal 1997 first quarter compared to $.9 million, or 1.5% of net sales, for the comparable quarter last year. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities. Since the Barnett Public Offering, Waxman Industries no longer allocates a corporate charge to Barnett. The slight improvement between years is a result of a decrease in general and administrative expenses at Waxman Industries.

Interest Expense
----------------

For the quarter ended September 30, 1996, interest expense totaled $1.6 million, a decrease of $3.0 million from the $4.6 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with the net proceeds from the Barnett Public Offering. Average borrowings for the current year's quarter amounted to $57.8 million, with a weighted average interest rate of 10.4%, as compared to $145.4 million in the same quarter last year with a weighted average interest rate of 11.9%.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $1.9 million and $0.2 million for the first quarter of fiscal 1997 and 1996, respectively. The provision for the current quarter primarily represents Waxman USA's tax provision on a stand-alone basis, including Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

With the completion of the Barnett Public Offering, Barnett is no longer included in the consolidated tax group of which Waxman Industries is the ultimate agent, and is unable to benefit from the Waxman Industries' net operating loss carryforwards.

Minority Interest in Consolidated Affiliate
-------------------------------------------

The Company recorded a charge of $1.4 million for the quarter ended September 30, 1996 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

Cumulative Effect of Change in Accounting
-----------------------------------------

Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company adopted a policy to amortize these costs in the fiscal year incurred due to the uncertainty of today's competitive retail environment. Previously, these costs were amortized over the period deemed to be benefited. The cumulative effect of this change on prior years of $4.9 million, net of a tax benefit of $3.3 million, is reported as a separate charge in the first quarter of fiscal 1996.

Net Income (Loss)
-----------------

The Company's net income for the quarter ended September 30, 1996 amounted to $1.7 million, an increase over income of $0.1 million before the cumulative effect of the change in accounting in the first quarter of fiscal 1996. In the first quarter of fiscal 1996, the Company also recorded a charge for the cumulative effect of the change in accounting of $4.9 million, net of a tax benefit of $3.3 million, resulting in a net loss of $4.9 million.

B.       Liquidity and Capital Resources
         -------------------------------

At September 30, 1996, the Company had $14.2 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "New Credit Agreement"). The New Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the New Credit Agreement have been classified as a current liability. The Company was in compliance with all loan covenants at September 30, 1996.

At September 30, 1996, the Company had working capital of $52.3 million and a current ratio of 2.0 to 1.

The Company relies primarily on Consumer Products for cash flow since Barnett's cash flow is no longer available to the Company as a result of the completion of the Barnett Public Offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, in recent years have accounted for approximately 42% to 44% of Consumer Products' total net sales. The Company has been advised by Kmart that it is in the process of conducting a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and will make a decision regarding which vendors it will utilize by the end of December 1996. Based on discussions to date with Kmart's management, the Company believes it will retain the Kmart business. However, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. In the event Consumer Products were to either lose Kmart as a customer or Kmart were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

The Company believes that the funds generated from operations, together with the funds available under the New Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until June 1, 1999 (the date that the $5.7 million principal payment is due on Waxman Industries' 13 3/4% Senior Subordinated Notes due 1999) or, if Waxman Industries is able to refinance such Senior Subordinated Notes, December 1, 1999 (the date that cash interest becomes payable by Waxman Industries under its 12 3/4% Deferred Coupon Notes due 2004). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in December 1999 or that Waxman Industries will be able to refinance the Senior Subordinated Notes or the Deferred Coupon Notes.

Discussion of Cash Flows
------------------------

Net cash used by the Company's operations was $2.2 million for the quarter ended September 30, 1996, due mainly to an increase in inventories, accounts receivable and a decrease in accruals (principally accrued liabilities and accrued interest payments) which were partially offset by an increase in accounts payable. Cash flow used for investments totaled $3.1 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, including the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $4.1 million. Net debt borrowings during the quarter ended September 30, 1996 under the New Credit Agreement totaled $4.0 million.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) See Exhibit 27.

         b) Form 8-K

                  None

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1996 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAXMAN USA INC.
                                     ---------------
                                     REGISTRANT

DATE:    DECEMBER 3, 1996            BY: /S/ MICHAEL J. VANTUSKO
                                     MICHAEL J. VANTUSKO
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND
                                     ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                      PAPER (P) OR
NUMBER           DESCRIPTION                                 ELECTRONIC (E)
------           -----------                                 --------------

(27)             Financial Data Schedule
                 (submitted to the Securities
                 and Exchange Commission in
                 Electronic Format)                          E