Form 10-Q
period 1996-12-31
WAXMAN USA INC
filed 1997-02-14
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                                             -----------------

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FROM          TO


Commission File Number 0-5888

                                 WAXMAN USA INC.
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 34-1761514
              --------                                 ----------
       (State of Incorporation)                      (I.R.S. Employer
                                                  Identification Number)

           24460 AURORA ROAD
         BEDFORD HEIGHTS, OHIO                             44146
         ---------------------                             -----
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

                                            Yes    X     No
                                                 -----      -----

100 shares of Common Stock, $.01 par value, were outstanding as of February 4, 1997.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------




                                                                            PAGE
                                                                            ----


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations -
         Six Months and Three Months Ended December 31, 1996
         and 1995..................................................            3

         Condensed Consolidated Balance Sheets -
         December 31, 1996 and June 30, 1996.......................          4-5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended December 31, 1996 and
         1995......................................................            6

         Notes to Condensed Consolidated Financial
         Statements................................................          7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-13


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information.........................................           14

Item 6.  Exhibits and Reports on Form 8-K..........................           14


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)


                                                            Six Months Ended                Three Months Ended
                                                            ----------------                ------------------
                                                              December 31,                     December 31,
                                                              ------------                     ------------
                                                        1996            1995             1996             1995
                                                        ----            ----             ----             ----
Net sales                                            $133,988         $116,934        $ 68,109         $ 59,345

Cost of sales                                          87,217           77,127          44,232           39,115
                                                      -------          -------         -------          -------

Gross profit                                           46,771           39,807          23,877           20,230

Selling, general and
   administrative expenses                             31,702           28,055          16,180           14,150

Corporate charge                                        1,650            1,724             824              869
                                                       ------           ------          ------           ------

Operating income                                       13,419           10,028           6,873            5,211

Interest expense, net                                   3,615            9,487           1,823            4,715
                                                      -------          -------         -------          -------

Income before income taxes,
  minority interest and cumulative
  effect of change in accounting                        9,804              541           5,050              496

Provision for income taxes                              3,952              400           2,085              295
                                                      -------          -------         -------          -------

Income before minority interest and
  cumulative effect of change
  in accounting                                         5,852              141           2,965              201
Minority interest in consolidated
  affiliate                                             2,857                -           1,506                -
                                                      -------          -------         -------          -------
Income before cumulative
  effect of change in accounting                        2,995              141           1,459              201
Cumulative effect of change in
  accounting, net of tax benefit                            -           (4,928)              -                -
                                                      -------          -------         -------          -------
Net income (loss)                                    $  2,995         $ (4,787)       $  1,459         $    201
                                                      =======          =======         =======          =======






      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS



                                                         December 31,               June 30,
                                                             1996                    1996
                                                         (Unaudited)               (Audited)
                                                         -----------               ---------
CURRENT ASSETS:
  Cash                                                    $  1,929                 $  2,453
  Accounts receivable, net                                  38,989                   36,537
  Inventories                                               64,916                   59,883
  Prepaid expenses                                           2,761                    3,866
                                                           -------                  -------
    Total current assets                                   108,595                  102,739
                                                           -------                  -------

PROPERTY AND EQUIPMENT:
  Land                                                         505                      428
  Buildings                                                  9,797                    9,193
  Equipment                                                 25,095                   20,665
                                                           -------                  -------
                                                            35,397                   30,286
  Less accumulated depreciation
     and amortization                                      (17,196)                 (15,349)
                                                           -------                  -------
  Property and equipment, net                               18,201                   14,937

COST OF BUSINESSES IN EXCESS
  OF NET ASSETS ACQUIRED, NET                               13,112                   13,318
UNAMORTIZED DEBT ISSUANCE COSTS, NET                         1,206                    1,100
OTHER ASSETS                                                 1,355                      969
                                                           -------                  -------
                                                          $142,469                 $133,063
                                                           =======                  =======




      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                       December 31,                  June 30,
                                                                           1996                        1996
                                                                       (Unaudited)                  (Audited)
                                                                       -----------                  ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $ 18,342                    $ 10,775
  Accounts payable                                                        27,563                      27,547
  Accrued liabilities                                                      6,923                       9,304
  Accrued income taxes payable                                             1,261                       2,037
  Accrued interest                                                         1,699                       1,364
                                                                        --------                    --------
      Total current liabilities                                           55,788                      51,027
                                                                        --------                    --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                       781                         863

SENIOR NOTES                                                              43,026                      43,026

PUSH-DOWN DEBT                                                             5,724                       5,724

MINORITY INTEREST IN CONSOLIDATED AFFILIATE                               23,463                      20,606

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                                       -                           -
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and
    outstanding                                                                -                           -
  Advances to Waxman Industries, Inc.                                    (18,196)                    (16,913)
  Paid-in capital                                                         21,462                      21,462
  Retained earnings                                                       10,741                       7,556
                                                                        --------                     -------
                                                                          14,007                      12,105
  Cumulative currency translation adjustment                                (320)                       (288)
                                                                        --------                     -------

    Total stockholder's equity                                            13,687                      11,817
                                                                        --------                     -------
                                                                        $142,469                    $133,063
                                                                        ========                     =======




      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)


                                                           1996              1995
                                                         --------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
  Net income (loss)                                      $  2,995         $ (4,787)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Cumulative effect of change in accounting              --              8,213
      Minority interest in consolidated affiliate           2,857             --
      Depreciation and amortization                         1,947            2,376
  Changes in assets and liabilities:
    Accounts receivable, net                               (2,452)            (268)
    Inventories                                            (5,033)           5,001
    Prepaid expenses and other assets                         719             (238)
    Accounts payable                                           16              997
    Accrued liabilities                                    (2,046)             674
    Accrued income taxes                                     (776)            --
    Other, net                                                (32)             (98)
                                                         --------         --------
      Net Cash (Used in) Provided by Operating
      Activities                                           (1,805)          11,870
                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                (5,111)          (2,093)
                                                         --------         --------

      Net Cash (Used in) Investing Activities              (5,111)          (2,093)
                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreement                        62,214           56,816
  Payments under credit agreement                         (54,647)         (59,519)
  (Repayments) Borrowings of long-term debt                   (82)               1
  Capital contribution from parent                            190            5,811
  Advances to parent                                       (1,283)         (13,341)
                                                         --------         --------

      Net Cash Provided by
        (Used in) Financing Activities                      6,392          (10,232)
                                                         --------         --------

NET DECREASE IN CASH                                         (524)            (455)

BALANCE, BEGINNING OF PERIOD                                2,453            2,062
                                                         --------         --------

BALANCE, END OF PERIOD                                   $  1,929         $  1,607
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

                                DECEMBER 31, 1996

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

The condensed consolidated statements of operations for the six months and three months ended December 31, 1996 and 1995, the condensed balance sheet as of December 31, 1996 and the condensed statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1996 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. These condensed interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 1996, included in the Company's Registration Statement on Form S-4, dated January 31, 1997, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company believes that it is a leading supplier to the home repair and remodeling market in the United States. Primarily through its wholly owned subsidiaries, Consumer Products, WOC, and TWI and its affiliate Barnett, the Company markets and distributes a broad range of plumbing, electrical and hardware products to over 56,000 customers in the United States, including do-it-yourself warehouse home centers, home improvement centers, mass merchandisers, hardware stores, lumberyards and to plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers.

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

As a result of the Barnett Public Offering (as defined below), Barnett is no longer included in the consolidated tax group. Therefore, Waxman Industries' remaining net operating loss carryforwards are not available to offset Barnett's taxable income. The tax provision for the six months ended December 31, 1996 represents a tax provision based on Waxman USA as a stand alone taxpayer, Barnett's tax provision and a provision for state and foreign taxes. Deferred taxes and amounts payable to Waxman USA's parent corporation, are included in Advances to Waxman Industries in the accompanying condensed consolidated balance sheets. Deferred tax assets of $500,000 related to Barnett are included in other assets as of December 31 and June 30, 1996.

NOTE 4 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to Waxman USA other than the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. Waxman USA consolidates Barnett's financial results and records a charge on its statement of operations for the net income related to the outside stockholders' common stock interest.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the six months ended December 31, 1996 and 1995 included income taxes of $4.7 million and $.3 million and interest of $3.1 million and $8.8 million, respectively. Waxman USA's cash flow, subject to certain restrictions, are upstreamed to Waxman Industries to service interest payments and administrative costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

A. RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding certain customer concentration issues and the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Waxman USA owns 49.9% of the common stock of and, together with its preferred shares, a 54% economic interest in Barnett. Barnett's results are consolidated with the Company's and the Company records a charge in its statement of operations for the net income related to the outside stockholder's common stock interest.

NET SALES
---------

Consolidated net sales for the six months and second fiscal quarter ended December 31, 1996 amounted to $134.0 million and $68.1 million, as compared to $116.9 million and $59.3 million for the comparable periods last year, respectively. The increases of 14.6% for the six months and 14.8% for the quarter are primarily attributable to the increase in Barnett's net sales and a smaller increase at the Company's wholly owned operations.

Barnett's net sales of $76.4 million and $39.9 million for the six months and quarter ended December 31, 1996 represent increases of 26.2% and 28.2% over the comparable periods last year. The increases are primarily attributable to continued expansion and development of its telesales operations and 1,053 new product introductions during the preceding twelve month period.

Net sales for the Company's wholly owned operations amounted to $57.6 million and $28.2 million for the six months and quarter ended December 31, 1996, respectively, an increase of $1.2 million or 2.1% for the six months and $0.5 million or 2.0% for the three months ended December 31, 1996. The Company's operations have benefited from their strengthened financial condition which has created additional market opportunities as well as increased direct selling activities from the Company's foreign operations and an improved economic environment for certain of the Company's products. The Company's Consumer Products' operation experienced net sales decreases of 4.4% for the six months and 4.7% for the quarter ended December 31, 1996. The reduction was primarily the result of the discontinuance of the electrical products' line and certain lower margin products in the fourth quarter of fiscal 1996 and the loss of a customer due to its bankruptcy early in the first quarter of fiscal 1997.

GROSS PROFIT
------------

For the six months ended December 31, 1996, gross profit increased $7.0 million or 17.5% to $46.8 million from $39.8 million for the comparable period last year. Gross margins increased for the six months ended December 31, 1996, improving to 34.9% from 34.0% last year. The Company's wholly owned operations' gross margin improved to 36.1% for the current six month period as compared to 34.7% last year. There was a general improvement at nearly all of the Company's operations. The largest improvement was at the Consumer Products' operation, where gross profit margins improved from 34.6% to 36%, primarily due to the discontinuance of lower margin products.

Gross profit for the quarter ended December 31, 1996 amounted to $23.9 million, an increase of $3.6 million or 18% over the $20.2 million in the comparable period last year. The gross margin for the current year's second quarter was 35.1% as compared to 34.1% last year. The Company's wholly owned operations reported gross margin of 36.3% for the three months ended December 31, 1996 as compared to 34.6% last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses for the six months ended December 31, 1996 and 1995 amounted to $31.7 million or 23.7% of consolidated net sales and $28.1 million or 24% of consolidated net sales, respectively. For the Company's wholly owned operations, there was a general decrease of $.3 million in SG&A expenses and, as a percent of net sales, SG&A expenses amounted to 26.1% and 27.1% for the six months ended December 31, 1996 and 1995, respectively. Barnett's SG&A expenses increased by $3.9 million to $16.7 million for the six months ended December 31, 1996, a slight increase when expressed as a percentage of net sales. Barnett's increase was attributable to the expansion of its telesales operations which resulted in increased training expenses and also to Barnett's establishment of a same day shipping policy to benefit its customers.

For the quarters ended December 31, 1996 and 1995, SG&A expenses amounted to $16.2 million and $14.2 million, or 23.8% and 23.9% of consolidated net sales, respectively. SG&A expenses for the Company's wholly owned operations amounted to $7.5 million, or a 3.3% decrease for the quarter ended December 31, 1996 as compared to $7.7 million for the same quarter last year. The increase in net sales, coupled with the slight decrease in expenses at the Company's wholly owned operations resulted in an overall improvement in the ratio of expenses to consolidated net sales.

CORPORATE CHARGE
----------------

For the six months ended December 31, 1996, the corporate charge decreased to $1.7 million or 1.2% of net sales as compared to $1.7 million, or 1.5% of net sales in the comparable period last year. Corporate charge for the second quarter of fiscal 1997 decreased to $.8 million, or 1.2% of net sales compared to $.9 million, or 1.5% of net sales, for the comparable quarter last year. Corporate charges are allocations to the Company of expenses that Waxman

Industries incurs to support its corporate activities. Since the Barnett Public Offering, Waxman Industries no longer allocates a corporate charge to Barnett. The slight improvement between years is a result of a decrease in general and administrative expenses at Waxman Industries.

INTEREST EXPENSE
----------------

For the six months and quarter ended December 31, 1996, interest expense totaled $3.6 million and $1.8 million, respectively, a decrease of $5.9 million and $2.9 million from the $9.5 million and $4.7 million in the comparable periods last year. The decrease is primarily due to the repayment of debt with the net proceeds from the Barnett Public Offering. Average borrowings for the current year's six months amounted to $64.4 million, with a weighted average interest rate of 10.5%, as compared to $148.5 million in the same period last year with a weighted average interest rate of 12.0%.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the six months and quarter ended December 31, 1996 amounted to $4.0 million and $2.1 million, respectively, in comparison to $.4 million and $.3 million for the same periods last year. The provision for taxes primarily represents Waxman USA's tax provision on a stand-alone basis, including Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

With the completion of the Barnett Public Offering, Barnett is no longer included in the consolidated tax group of which Waxman Industries is the ultimate parent, and is unable to benefit from Waxman Industries' net operating loss carryforwards.

MINORITY INTEREST IN CONSOLIDATED AFFILIATE
-------------------------------------------

The Company recorded a charge of $2.9 million and $1.5 million, respectively, for the six months and quarter ended December 31, 1996 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------

Effective July 1, 1995, the Company changed its method of accounting for the cost of obtaining long term business. These costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. Prior to this change, the Company capitalized the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. These costs were then amortized over the period deemed to be benefited. The Company's new policy is to amortize these costs in the fiscal year incurred due to the uncertainty of today's competitive retail environment. The cumulative effect of this change on prior years of $4.9 million, net of a tax benefit of $3.3 million, is reported as a separate charge in the six months ended December 31, 1995.

NET INCOME (LOSS)
-----------------

The Company's net income for the six months and quarter ended December 31, 1996 amounted to $3.0 million and $1.5 million, respectively, an increase over net income of $0.1 million and $.2 million in the corresponding prior year periods, before the cumulative effect of the change in accounting in the six months of fiscal 1996 as discussed above.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

At December 31, 1996, the Company had $13.2 million available under its credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement, which expires in May 1999, contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement have been classified as a current liability. The Company was in compliance with all loan covenants at December 31, 1996.

At December 31, 1996, the Company had working capital of $52.8 million and a current ratio of 1.9 to 1.

The Company relies primarily on Consumer Products for cash flow because Barnett's cash flow is no longer available to the Company as a result of the completion of the Barnett Public Offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, in recent years have accounted for approximately 42% to 44% of Consumer Products' total net sales. The Company has been advised by Kmart that it recently conducted a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and has determined to utilize Consumer Products as a vendor. As a result, Consumer Products believes it will retain all of its Kmart business. However, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. Furthermore, Kmart has stated that it intends to sell its Builders Square business, which accounted for 24.8%, 24.7% and 23.2% of Consumer Products' net sales in fiscal 1996, fiscal 1995 and the six months ended December 31, 1996. Kmart issued a press release on February 3, 1997, stating that it was negotiating to sell the Builders Square business to Home Base, a leading regional warehouse home center, which is not and has not been a customer of Consumer Products. Although Kmart recently completed a review of its and Builders Square's vendor relationships, it is likely that any purchaser of Builders Square would conduct a similar review. In the event Consumer Products were to either lose Kmart or Builders Square as a customer or Kmart or Builders Square were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

The Company believes that the funds generated from operations, together with the funds available under the Credit Agreement (and any refinancing thereof) will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by Waxman Industries under its 12 3/4% Deferred Coupon Notes due 2004). The Company does not anticipate that available cash flow from operations will be sufficient to pay cash interest on the Deferred Coupon Notes commencing in December 1999. Therefore, the Company expects to repay or refinance such debt in or prior to December 1999.

DISCUSSION OF CASH FLOWS
------------------------

Net cash used by the Company's operations was $1.8 million for the six months ended December 31, 1996, due mainly to an increase in inventories, accounts receivable and a decrease in accruals (principally accrued income taxes and accrued interest payments) which were partially offset by an increase in accounts payable. Cash flow used for investments totaled $5.1 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $6.4 million. Net debt borrowings during the six months ended December 31, 1996 under the Credit Agreement totaled $7.6 million.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) See Exhibit 27.

         b) Form 8-K

                  None


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1996 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                                     WAXMAN USA INC.
                                                     ---------------
                                                     REGISTRANT






DATE:    FEBRUARY 10, 1997                           BY: /S/ MARK W. WESTER
                                                     MARK W. WESTER
                                                     VICE PRESIDENT-FINANCE
                                                     (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------





EXHIBIT                                                          PAPER (P) OR
-------                                                          ------------
NUMBER                     DESCRIPTION                           ELECTRONIC (E)
------                     -----------                           --------------





(27)                       Financial Data Schedule
                           (submitted to the Securities
                           and Exchange Commission in
                           Electronic Format)                    E