Form 10-Q
period 1997-03-31
WAXMAN USA INC
filed 1997-05-06
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
                                                             ---------------

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

                                            Yes   X   No
                                                 ---      ---

100 shares of Common Stock, $.01 par value, were outstanding as of May 5, 1997.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------

                                                                           PAGE
                                                                           ----

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Nine Months and Three Months Ended March 31, 1997
            and 1996...............................................           3

            Condensed Consolidated Balance Sheets -
            March 31, 1997 and June 30, 1996.......................         4-5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1997 and
            1996...................................................           6

            Notes to Condensed Consolidated Financial
            Statements.............................................         7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-14

PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information.........................................          15

Item 6.  Exhibits and Reports on Form 8-K..........................          15


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                    Nine Months Ended               Three Months Ended
                                                    -----------------               ------------------
                                                        March 31,                        March 31,
                                                        ---------                        ---------
                                                  1997             1996             1997            1996
                                                  ----             -----            ----            ----
Net sales                                       $199,616         $175,477        $ 65,628         $ 58,543

Cost of sales                                    129,634          123,239          42,417           46,112
                                                 -------          -------         -------          -------

Gross profit                                      69,982           52,238          23,211           12,431

Selling, general and
   administrative expenses                        48,005           45,457          16,303           17,402

Corporate charge                                   2,463            2,521             813              797
                                                  ------           ------          ------           ------

Operating income (loss)                           19,514            4,260           6,095           (5,768)

Interest expense, net                              5,614           13,967           1,999            4,480
                                                 -------          -------         -------          -------

Income (loss) before income taxes,
  minority interest, discontinued
  operation and cumulative effect                 13,900           (9,707)          4,096          (10,248)
  of change in accounting

Provision (benefit) for income taxes               6,116           (2,940)          2,164           (3,340)
                                                 -------          --------        -------          --------

Income (loss) before minority interest,
  discontinued operation and cumulative
  effect of change in accounting                   7,784           (6,767)          1,932           (6,908)

Minority interest in consolidated
  affiliate                                        4,411                -           1,554                -

Reversal of loss on disposal of business,
  net of tax effect                                    -            6,600               -            6,600
Cumulative effect of change in
  accounting, net of tax benefit                       -           (4,928)              -                -
                                                 -------          -------         -------          -------
Net income (loss)                               $  3,373         $ (5,095)       $    378         $   (308)
                                                 =======          =======         =======          ========






     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1997 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                                          March 31,                June 30,
                                                             1997                    1996
                                                         (Unaudited)               (Audited)
                                                         -----------               ---------

         CURRENT ASSETS:
           Cash                                           $  2,383                 $  2,453
           Accounts receivable, net                         41,074                   36,537
           Inventories                                      64,365                   59,883
           Prepaid expenses                                  2,922                    3,866
                                                           -------                  -------
             Total current assets                          110,744                  102,739
                                                           -------                  -------

         PROPERTY AND EQUIPMENT:
           Land                                                504                      428
           Buildings                                         9,887                    9,193
           Equipment                                        24,589                   20,665
                                                           -------                  -------
                                                            34,980                   30,286
           Less accumulated depreciation
               and amortization                            (16,195)                 (15,349)
                                                           -------                  -------
           Property and equipment, net                      18,785                   14,937

         COST OF BUSINESSES IN EXCESS
            OF NET ASSETS ACQUIRED, NET                     13,009                   13,318
         UNAMORTIZED DEBT ISSUANCE COSTS, NET                1,200                    1,100
         OTHER ASSETS                                        2,150                      969
                                                           -------                  -------
                                                          $145,888                 $133,063
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1997 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 March 31,                   June 30,
                                                                   1997                        1996
                                                                (Unaudited)                  (Audited)
                                                                -----------                  ---------

CURRENT LIABILITIES:
  Current portion of long-term debt                              $ 21,869                   $  10,775
  Accounts payable                                                 27,007                      27,547
  Accrued liabilities                                               6,947                       9,304
  Accrued income taxes payable                                      1,268                       2,037
  Accrued interest                                                    934                       1,364
                                                                  -------                    --------
      Total current liabilities                                    58,025                      51,027
                                                                  -------                    --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                818                         863

SENIOR NOTES                                                       47,855                      43,026

PUSH-DOWN DEBT                                                        895                       5,724

MINORITY INTEREST IN CONSOLIDATED AFFILIATE                        25,018                      20,606

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                                -                           -
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and
    outstanding                                                         -                           -
  Advances to Waxman Industries, Inc.                             (18,791)                    (16,913)
  Paid-in capital                                                  21,462                      21,462
  Retained earnings                                                10,929                       7,556
                                                                 --------                    --------
                                                                   13,600                      12,105
  Cumulative currency translation adjustment                         (323)                       (288)
                                                                 --------                    --------

    Total stockholder's equity                                     13,277                      11,817
                                                                 --------                    --------
                                                                 $145,888                    $133,063
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                             1997              1996
                                                                                           --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income (loss)                                                                        $ 3,373          $ (5,095)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Cumulative effect of change in accounting                                                  -             8,213
      Reversal of loss on disposal                                                               -           (11,000)
      Minority interest in consolidated affiliate                                            4,411                 -
      Depreciation and amortization                                                          4,273             3,587
  Changes in assets and liabilities:
    Accounts receivable, net                                                                (4,537)              272
    Inventories                                                                             (5,607)            6,933
    Prepaid expenses and other assets                                                         (549)            1,628
    Accounts payable                                                                          (540)            5,798
    Accrued liabilities                                                                     (2,787)            2,512
    Accrued income taxes                                                                      (769)              500
    Other, net                                                                                 (35)             (192)
                                                                                           -------           -------
      Net Cash (Used in) Provided by Operating
      Activities                                                                            (2,767)           13,156
                                                                                           --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                                                 (6,474)           (2,964)
                                                                                           -------           -------

      Net Cash (Used in) Investing Activities                                               (6,474)           (2,964)
                                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreement                                                         93,485           175,685
  Payments under credit agreement                                                          (82,391)         (180,434)
  (Repayments) Borrowings of long-term debt                                                    (45)             (107)
  Capital contribution from parent                                                               -            12,577
  Advances to parent                                                                        (1,878)          (18,183)
                                                                                          ---------          -------

      Net Cash Provided by
        (Used in) Financing Activities                                                       9,171           (10,462)
                                                                                           -------           -------

NET DECREASE IN CASH                                                                           (70)             (270)

BALANCE, BEGINNING OF PERIOD                                                                 2,453             2,062
                                                                                           -------           -------

BALANCE, END OF PERIOD                                                                    $  2,383          $  1,792
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

                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

Waxman USA Inc. ("Waxman USA"), a wholly owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"), was formed on February 2, 1994. The accompanying condensed consolidated financial statements include the accounts of Waxman USA, its wholly owned subsidiaries and its affiliate, Barnett Inc. (collectively, the "Company"). Waxman USA owns approximately 49.9% of the voting capital stock of Barnett Inc. ("Barnett") and, together with non-voting preferred stock of Barnett owned by Waxman USA, owns approximately 54% of the capital stock of Barnett. The portion of Barnett not owned by Waxman USA is reflected as minority interest in the accompanying condensed consolidated balance sheets. See Note 6 for Subsequent Event. All significant intercompany transactions and balances are eliminated in consolidation.

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

The condensed consolidated statements of operations for the nine months and three months ended March 31, 1997 and 1996, the condensed balance sheet as of March 31, 1997 and the condensed statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1997 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. These condensed interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 1996, included in the Company's Registration Statement on Form S-4, dated January 31, 1997, filed with the Securities and Exchange Commission.

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

Waxman USA participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, Waxman USA began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, Waxman USA's federal tax liability is equal to the lesser of (i) its federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. At June 30, 1996, Waxman Industries had approximately $56.1 million of available domestic net operating loss carryforwards which will expire between 2008 and 2011. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. Waxman Industries will continue to evaluate the valuation allowance and to the extent that Waxman Industries is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations. Waxman Industries will utilize a portion of the net operating loss carryforwards in connection with the Barnett Secondary Offering. See Note 6. Waxman Industries also has alternative minimum tax carryforwards of approximately $720,000 at June 30, 1996 which are available to reduce future regular income taxes over an indefinite period.

As a result of the Barnett Public Offering (as defined below), Barnett is no longer included in the consolidated tax group. Therefore, Waxman Industries' remaining net operating loss carryforwards are not available to offset Barnett's taxable income. The tax provision for the nine months ended March 31, 1997 represents a tax provision based on Waxman USA as a stand alone taxpayer, Barnett's tax provision and a provision for state and foreign taxes. Deferred taxes and amounts payable to Waxman USA's parent corporation, are included in Advances to Waxman Industries in the accompanying condensed consolidated balance sheets. Deferred tax assets of $500,000 related to Barnett are included in other assets as of March 31, 1997 and June 30, 1996.

NOTE 4 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to Waxman USA other than the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. Waxman USA consolidates Barnett's financial results and records a charge on its statement of operations for the net income related to the outside stockholders' common stock interest. See Subsequent Events, Note 6.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1997 and 1996 included income taxes of $6.9 million and $0.5 million and interest of $6.0 million and $4.4 million, respectively. Waxman USA's cash flow, subject to certain restrictions, are upstreamed to Waxman Industries to service interest payments and administrative costs.

NOTE 6 - SUBSEQUENT EVENTS
         -----------------

SECONDARY OFFERING - BARNETT

On April 18, 1997, the Company and Barnett completed a secondary offering of 1,125,000 and 375,000 shares of Barnett Inc. common stock, respectively. The underwriters' have been granted a 30 day over-allotment option to purchase an additional 225,000 shares. Net proceeds from the offering amounted to $18.7 million for the Company and $6.2 million for Barnett, after the underwriters' discount. As a result of the offering, the Company will own 7,337,000 shares, or
45.7 percent of Barnett and will begin to utilize the equity method to account for its investment in Barnett.

SALE OF MADISON EQUIPMENT COMPANY

On April 24, 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, to AFC Cable Systems, Inc. for $2.0 million in cash. For the nine months ended March 31, 1997, Madison's net sales and operating income amounted to $5.0 million and $0.2 million, respectively, and net assets were approximately $2.6 million.

These subsequent event transactions should result in a net gain of approximately $13 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

A. RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding certain customer concentration issues and the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe or anticipate, or words of similar import shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Waxman USA owns 49.9% of the common stock of and, together with its preferred shares, a 54% economic interest in Barnett. Barnett's results are consolidated with the Company's and the Company records a charge in its statement of operations for the net income related to the outside stockholder's common stock interest.

NET SALES
---------

Consolidated net sales for the nine months and third fiscal quarter ended March 31, 1997 amounted to $199.6 million and $65.6 million, as compared to $175.5 million and $58.5 million for the comparable periods last year, respectively. The increases of 13.8% for the nine months and 12.1% for the quarter are primarily attributable to record sales for both periods by Barnett.

Barnett's net sales of $117.1 million and $40.8 million for the nine months and quarter ended March 31, 1997 represent increases of 25.4% and 23.9% over the comparable periods last year. The increases are primarily attributable to the successful implementation of its growth strategies, including continued expansion of its promotional flyer mailings, accelerated new product offerings and investments in its infrastructure.

Net sales for the Company's wholly owned operations amounted to $82.5 million and $24.9 million for the nine months and quarter ended March 31, 1997, respectively, an increase of $0.4 million or 0.5% for the nine months and a decrease of $0.8 million or 3% for the three months ended March 31, 1997. The Company's Consumer Products' operation experienced net sales decreases of 5.4% for the nine months and 7.6% for the quarter ended March 31, 1997. The reduction was primarily the result of the discontinuance of the electrical products' line and certain lower margin products in the fourth quarter of fiscal 1996 and the loss of a customer due to its bankruptcy early in the first quarter of fiscal 1997. Excluding those items, Consumer Products' net sales would have increased approximately 1% for the nine months. The Company's U.S. Lock and foreign operations reported strong sales increases for both the nine month and quarter ended March 31, 1997, which partially offset the reduction in net sales at Consumer Products.

GROSS PROFIT
------------

For the nine months ended March 31, 1997, gross profit increased $14.5 million or 26.0% to $70.0 million from $55.5 million for the comparable period last year. Gross margins increased for the nine months ended March 31, 1997 improving to 35.1% from 31.6% last year (34.0% before non-recurring adjustments). The Company's wholly owned operations' gross margin improved to 36.4% for the current nine month period as compared to 29.8% last year (30.8% before non-recurring adjustments). There was a general improvement at nearly all of the Company's operations.

Gross profit for the quarter ended March 31, 1997 amounted to $23.2 million, an increase of $7.5 million or 47.6% over the $15.7 million in the comparable period last year. The gross margin for the current year's third quarter was 35.4% as compared to 26.9% last year (34.0% before non-recurring adjustments). The Company's wholly owned operations reported gross margin of 37.3% for the three months ended March 31, 1997 as compared to 19.0% last year (35.2% before non-recurring adjustments).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 1997 and 1996 amounted to $48.0 million or 24.0% of consolidated net sales and $45.5 million or 25.9% of consolidated net sales, respectively. For the Company's wholly owned operations, there was a general decrease of $3.4 million in SG&A expenses, which amounted to $22.5 million. The prior year expense included $3.5 million related to non-recurring adjustments. As a percent of net sales, SG&A expenses for the wholly owned operations amounted to 27.2% and 31.5% for the nine months ended March 31, 1997 and 1996, respectively. Barnett's SG&A expenses increased by $5.9 million to $25.5 million for the nine months ended March 31, 1997, a 3.8% increase when expressed as a percentage of net sales. Barnett's increase was attributable to the expansion of its telesales operations which resulted in increased personnel expenses and also to increased costs associated with establishing a same day shipping policy to benefit its customers.

For the quarters ended March 31, 1997 and 1996, SG&A expenses amounted to $16.3 million and $17.4 million, or 24.8% and 29.7% of consolidated net sales, respectively. SG&A expenses for the Company's wholly owned operations amounted to $7.5 million, or 30.1% of net sales, for the quarter ended March 31, 1997 as compared to $10.6 million, or 41.2% of net sales, for the same quarter last year. Last year's operating expenses, before adjustment for $3.5 million amounted to $7.8 million, or 30.4% of net sales. The increase in net sales, coupled with the slight decrease in expenses at the Company's wholly owned operations resulted in an overall improvement in the ratio of expenses to consolidated net sales.

CORPORATE CHARGE
----------------

For the nine months ended March 31, 1997 and 1996, the corporate charge amounted to $2.5 million or 1.2% and 1.4% of net sales, respectively. Corporate charge for the third quarter of fiscal 1997 and 1996 was $.8 million, or 1.2% and 1.4% of net sales, respectively. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities. Since the Barnett Public Offering, Waxman Industries no longer allocates a corporate charge to Barnett.

INTEREST EXPENSE
----------------

Interest expense for the nine months ended March 31, 1997 and 1996 amounted to $5.6 million and $14.0 million, respectively. Interest expense amounted to $2.0 million for the third quarter of fiscal 1997 as compared to $4.5 million in the comparable period last year. The reduction of interest is due mainly to the repayment of indebtedness with the net proceeds from the April 1996 initial public offering of Barnett. Average borrowings for the current year's nine month period amounted to $71.0 million, with a weighted average interest rate of 10.3%, as compared to $144.7 million of debt with a weighted average interest rate of 11.7% last year.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the nine months ended March 31, 1997 amounted to $6.1 million and the benefit for income taxes for the same period in fiscal 1996 was $2.9 million. For the third quarter of fiscal 1997, the provision for income taxes amounted to $2.2 million as compared to a benefit of $3.3 million in the comparable period last year. For the fiscal 1997 nine months and quarter, the provision for taxes primarily represents Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to the domestic losses not benefited and goodwill amortization.

With the completion of the Barnett public offering, Barnett is no longer included in the consolidated tax return of the Company and is unable to benefit from the Company's net operating loss carryforwards. In accordance with the provisions of SFAS No. 109, the Company is unable to benefit its losses in the current year.

MINORITY INTEREST IN CONSOLIDATED AFFILIATE
-------------------------------------------

The Company recorded a charge of $4.4 million and $1.6 million, respectively, for the nine months and quarter ended March 31, 1997 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

REVERSAL OF ESTIMATED LOSS ON DISPOSAL
--------------------------------------

In the third quarter of fiscal 1996, the Company reversed an $11.0 million estimated loss on the disposal of its Consumer Product division, which had been recorded at June 30, 1995. The Company ceased its effort to sell Consumer Products upon the consummation of the initial public offering of Barnett.

As part of its strategic review of Consumer Products, the Company also recorded certain non-recurring and restructuring charges relating to the carrying value of operating assets and liabilities. Such charge amounted to $7.7 million, including $4.2 million in cost of sales and $3.5 million in operating expenses. The charges included $2.0 million for the write down of inventory, $1.6 million for certain accounts receivable balances, $2.0 million for costs in developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------

Effective July 1, 1995, the Company changed its method of accounting for the cost of obtaining long term business. These costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. Prior to this change, the Company capitalized the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. These costs were then amortized over the period deemed to be benefited. The Company's new policy is to amortize these costs in the fiscal year incurred due to the uncertainty of today's competitive retail environment. The cumulative effect of this change on prior years of $4.9 million, net of a tax benefit of $3.3 million, is reported as a separate charge in the nine months ended March 31, 1996.

NET INCOME (LOSS)
-----------------

The Company's net income for the nine months and quarter ended March 31, 1997 amounted to $3.4 million and $0.4 million, respectively. This compares to a loss of $6.8 million and $6.9 million in the corresponding prior year periods, before the fiscal 1996 adjustments for a $11.0 million reversal of loss on the disposal of Consumer Products and the $8.2 million cumulative effect of the change in accounting in the nine months of fiscal 1996 discussed above.

B.  LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

At March 31, 1997, the Company had $7.1 million available under its credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement, which expires in May 1999, contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement have been classified as a current liability. The Company was in compliance with all loan covenants at March 31, 1997.

At March 31, 1997, the Company had working capital of $52.7 million and a current ratio of 1.91 to 1.

The Company relies primarily on Consumer Products for cash flow because Barnett's cash flow is no longer available to the Company since the completion of the Barnett public offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending would not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, historically have accounted for approximately 42% to 44% of Consumer Products' total net sales. Although, Consumer Products believes it will retain all of its Kmart business, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. Furthermore, Kmart has stated that it intends to sell its Builders Square business, which accounted for 24.8%, 24.7%, and 23.9% of Consumer Products' net sales in fiscal 1996, fiscal 1995 and the nine months ended March 31, 1997. Kmart issued a press release in February 1997, stating that it was negotiating to sell the Builders Square business to Home Base, a leading regional warehouse home center, which is not and has not been a customer of Consumer Products. In April 1997, it was announced that the Builders Square discussions with Home Base were terminated. Although, Kmart recently completed a review of its and Builders Square's vendor relationships, it is likely that any purchaser of Builders Square would conduct a similar review. In the event Consumer Products were to either lose Kmart or Builders Square as a customer or Kmart or Builders Square were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

In furtherance of the Company's ongoing efforts to increase its liquidity and improve its capital structure, in January 1997 Waxman USA completed a private exchange offer pursuant to which it exchanged an aggregate of $4.8 million of Waxman USA's 11 1/8% Senior Notes due 2001 for a like amount of Waxman 13 3/4% Senior Subordinated Notes due June 1999. As a result, there now remains outstanding $.9 million of Senior Subordinated Notes. The Company is continuing to review other business strategies for reducing its leverage.

In April 1997, the Company completed a secondary offering of 1,125,000 shares of Barnett common stock owned by Waxman USA at $17.50 per share and received $18.7 million of net proceeds. The underwriters have been granted a 30 day option to acquire an additional 175,000 shares owned by Waxman USA, which could result in an additional $2.9 million in net proceeds to the Company. The Company also sold one of its smaller divisions for $2.0 million. Pending the application of the net proceeds of these transactions to reinvestment in the Company's businesses or the permanent repayment of debt, the proceeds from these transactions have temporarily been used to pay down all of the line of credit with BankAmerica, with the excess being invested in short term liquid investments.

The Company believes that the funds generated from operations, along with the funds available under the Credit Agreement (and any refinancing thereof), will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that the cash interest becomes payable by Waxman Industries under its 12 3/4% Deferred Coupon Notes due 2004). The Company does not anticipate that available cash flow from operations will be sufficient to pay cash interest on the Deferred Coupon Notes commencing in December 1999. Therefore, the Company expects to repay or refinance such debt in or prior to December 1999.

DISCUSSION OF CASH FLOWS
------------------------

Net cash used by the Company's operations was $2.8 million for the nine months ended March 31, 1997, due mainly to increases in inventories and accounts receivable and a decrease in accruals (principally accrued income tax and accrued interest payments). Cash flow used for investments totaled $6.5 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $9.2 million. Net debt borrowings during the nine months ended March 31, 1997 under the Credit Agreement totaled $11.1 million.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) See Exhibit 27.

         b) Form 8-K

              None

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1997 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

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

                                               WAXMAN USA INC.
                                               ---------------
                                               REGISTRANT



DATE:    MAY 5, 1997                     BY: /S/ MARK W. WESTER
                                             ----------------------------
                                               MARK W. WESTER
                                               VICE PRESIDENT-FINANCE
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

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