Form 10-K405
period 1997-06-30
WAXMAN USA INC
filed 1997-09-29
CIK 1014372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 333-3689

                                 WAXMAN USA INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               34-1761514
          (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                 24460 AURORA ROAD,
                 BEDFORD HEIGHTS, OHIO                             44146
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (440) 439-1830
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                Yes   [X]      No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)
(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM IN REDUCED DISCLOSURE FORMAT.

         Number of shares of Common Stock outstanding as of September 15, 1997:

              Common Stock                       100

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant has omitted information by Items 4, 10, 11, 12, and 13 of Form 10-K because Registrant meets the conditions set forth in General Instruction (I) (1)(a) and (b) of Form 10-K and is, therefore, filing this Report in reduced disclosure format. However, the information that has been omitted from this Report is included in the periodic reports of Waxman Industries, Inc. the parent of Registrant, filed to the Securities Exchange Act of 1934, as amended.

         Waxman USA Inc. (the "Company") is a direct wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"). The Company consists of Waxman USA Inc. and subsidiaries in which Waxman USA Inc. directly or indirectly has a majority voting and/or economic interest. Fiscal 1997 quarterly results have been restated to account for Barnett Inc. ("Barnett") under the equity method of accounting due to the reduction of the Company's ownership of Barnett to 44.5% in the fiscal 1997 fourth quarter. Prior to the sale, the Company consolidated Barnett's results, with a minority interest charge for the portion of Barnett not owned by the Company. Pro forma unaudited results for fiscal 1997, which combine the results of the Company and Barnett, are presented to provide comparability to prior years.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

                                     PART I

ITEM 1. BUSINESS

         GENERAL

         The Company is a direct wholly-owned subsidiary of Waxman Industries. The Common stock of Waxman Industries trades on the New York Stock Exchange under the symbol "WAX." The Company believes it is one of the leading suppliers of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 6,800 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers. The Company's consolidated net sales were $120.1 million in fiscal 1997.

         The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized and black pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

         Barnett, of which the Company currently owns 44.6%, is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 51,000 active customers throughout the United States. Barnett offers approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. Barnett's net sales for fiscal 1997 were $160.1 million. In fiscal 1997, the Company recognized $5.8 million in equity income from this investment.

         In April 1996, the Company completed an initial public offering of the common stock of Barnett (the "Barnett Common Stock"), reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interest to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. At June 30, 1997, the Company owned nearly 7.2 million shares of Barnett's outstanding common stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT" .



CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 4,800 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Builders Square, Kmart, Sears and Wal-Mart, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 14 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 1997 were $58.2 million.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. Furthermore, Consumer Products' largest customer, Builders Square, accounted for approximately 21.9%, 24.7% and 22.3%, and its parent, Kmart, accounted for 16.5%, 17.6% and 18.2% of Consumer Products' total net sales in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two companies to form the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or Kmart, Builders Square or the surviving entity through the Builders Square / Hechingers merger were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

         In furtherance of its continuing efforts to improve Consumer Products' prospects, the Company recently decided to augment certain existing product lines, streamline its packaged plumbing product lines, enhance the appearance and appeal of its existing plumbing product packaging and undertake certain customer retention and development programs. The Company believes the redesign effort will help in its effort to diversify its customer base by attracting new business and retaining existing business. In order to minimize the financial impact, Consumer Products intends to rollout the redesign program during fiscal 1998 and 1999.

         During fiscal 1996, Consumer Products decided to exit from the distribution of electrical products to further focus its strategic direction. As the Company anticipated, the reorientation of Consumer Products' strategic focus initially resulted in a decrease in net sales, but the Company believes that the business reorientation will strengthen and improve the Consumer Products' business in the long-term by allowing it to focus on its core business and products.

         Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products, and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions included to simplify installation, even for the uninitiated D-I-Y consumer.

         Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand to identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment.

         Consumer Products operates and distributes its products through two strategically located distribution facilities in Cleveland, Ohio and Dallas, Texas.


PRODUCTS

         The following is a discussion of Consumer Products' principal product groups:

         Plumbing Products. Consumer Products' plumbing products include valves and fittings, rubber products, repair kits and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R) and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray Sensations(R).

         Floor Protective Hardware Products. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels. In addition, a new line of surface protection products are being distributed under the proprietary trade name Soft Touch(TM).

WOC OPERATIONS

         The Company has two operations which are conducted through WOC. The more significant of the WOC operations is U.S. Lock, a full line supplier of security hardware products. WOC's other operation is its Medal Distributing division, a supplier of hardware products. Two of WOC's divisions were recently sold, including the Madison Equipment division ("Madison"), a supplier of electrical products, which was sold in late April 1997, and substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. WOC's net sales amounted to $43.5 million in fiscal 1997. Excluding the net sales attributed to Madison and LeRan, WOC's net sales would have been $24.6 million in fiscal 1997. In connection with management's strategic review of its wholly-owned operations and as a result of certain business factors affecting those operations in fiscal 1996, the Company recorded substantial charges, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities and a $12.1 million asset impairment charge at U.S. Lock. See Note 3B to the Consolidated Financial Statements.

         U.S. Lock

         U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Rx(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to existing customers, and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to five, one of which is shared with Barnett. The Charlotte warehouse, opened in March 1997, is the fifth warehouse and first new location opened since 1989.

         U.S. Lock believes that its business model has enabled it to become a cost-efficient, significant supplier of security hardware to the domestic professional market. U.S. Lock markets approximately 9,400 name brand and private label products through its approximately 500 page annual product catalog, and through its telesales operations. U.S. Lock's 18 telesales representatives include knowledgeable security hardware professionals, customer service and support personnel that work together to serve customers by providing technical information and offering product advice. To attract new customers and provide special promotions to existing customers, U.S. Lock supplements its catalog by mailing promotional flyers, of which 18,000 were mailed on average each month in fiscal 1997. Approximately two-thirds of the monthly promotional flyers are sent to new business prospects while the remaining are sent to active customers. In fiscal 1997, U.S. Lock increased its customer base by approximately 800 customers through such mailings. At June 30, 1997, U.S. Lock had approximately 5,900 customers. During fiscal 1997, U.S. Lock introduced its Rx "Dealer Only(TM)" restricted keyway program, which is a completely integrated system of restricted cylinders and keys, and exclusive lock line, which aides in linking the dealer to U.S. Lock. U.S. Lock's strategy of being a low-cost, competitively priced supplier is facilitated by its ability to purchase in volume and its foreign sourcing capabilities. The success of the Rx program has increased the authorized dealers from 580 to 1,020 in the past two years. The Company believes that efficient growth in the security hardware business can be achieved through the expansion of product offerings and by adding knowledgeable telesales staff and additional distribution facilities. Accordingly, U.S. Lock expects to add approximately 6 telesales representatives a year for the next five years and also expects to open 8 to 10 additional distribution warehouses during the same period, while expanding its product offerings and customer base. The cost of opening a new 7,000 square foot warehouse is not significant.


FOREIGN SOURCING OPERATIONS

         Through TWI, the Company conducts its foreign sourcing operations in Mexico, China and Taiwan, which support Consumer Products, WOC and Barnett. For the years ended June 30, 1997 and 1996, products purchased overseas, primarily from Taiwan, China and Mexico, accounted for approximately 36.0% and 27.0%, respectively, of the total product purchases made by the Company. For fiscal 1997, the operations owned by TWI had net sales of $18.4 million, of which $13.7 million were to Barnett.

         TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which source, manufacture, assemble and package plumbing products. In addition, the facility in Mainland China manufactures and packages plastic floor protective hardware products. The Company believes that these facilities give it competitive advantages in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.

         Western American Manufacturing, Inc. ("WAMI"), a manufacturer of galvanized, black, brass and chrome plumbing pipe nipples in Tijuana, Mexico, provides the Company vertical integration in the manufacture and distribution of pipe nipples. Pipe nipples are lengths of pipe which range from 1/2 of an inch to 10 feet long, threaded at each end. In order to take advantage of lower labor costs, the Company has relocated certain of its packaging operations to WAMI.

         Substantially all of the other products purchased by the Company are manufactured by third parties. The Company estimates that it purchases products and materials from approximately 1,200 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups. Fiscal 1997 information does not include Barnett net sales which accounted for 70.5% and 64.5% of the electrical product sales in fiscal 1996 and 1995, respectively. In fiscal 1996, Consumer Products eliminated its electrical product line.

                                      1997       1996       1995
                                      ----       ----       ----

                Plumbing               71%        71%        72%
                Electrical              1%        12%        11%
                Hardware               28%        17%        17%
                                      ---        ---        ---
                Total net sales       100%       100%       100%
                                      ===        ===        ===

IMPORT RESTRICTIONS

         Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as '9802', formerly item '807', United States goods assembled abroad, and directly imported from China and Taiwan. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

         When the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country of origin of assembly. These restrictions may limit the amount of goods of a particular country that may be imported into the United States. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. Export visas for the goods purchased offshore by the Company are readily available.

         The above arrangements, both '9802' and quota restrictions, were superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), and may be limited by revision or canceled at any time by the United States government. The Company does not believe that its relative competitive position will be adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico is more competitive relative to importation from other exporting countries. As indicated above, many of the Company's imported goods are of Chinese origin. Favorable tariff rates under the tariff hearings for China are dependent upon review of most favored nations status (MFN) which has currently been extended, but there is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT - BARNETT AFFILIATE

         Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 51,000 active customers throughout the United States. Barnett offers and promotes approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. Barnett's staff of over 95 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 30 distribution centers strategically located in 30 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer, in almost all cases, the same day the order is received. The remaining 30% of the orders are picked up by the customers at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers, including TWI.

         Barnett believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. Barnett's approximately 800-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. Barnett provides an updated version of its catalogs to its customers on average three times a year. To attract new customers and offer special promotions to existing customers, Barnett supplements its five comprehensive catalogs with monthly promotional flyers. Barnett's experienced and knowledgeable inbound telesales staff, located at Barnett's centralized headquarters in Jacksonville, Florida, uses Barnett's proprietary information systems to take customer orders as well as offer technical advice. Barnett's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. Barnett's high in-stock position and national network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery within 24 hours.

         Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. As a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett to Barnett Common Stock during the fiscal 1996 fourth quarter, the Company beneficially owned approximately 49.9% of the Barnett Common Stock and, together with the convertible non-voting preferred stock of Barnett, approximately a 54% economic interest of the capital stock of Barnett at June 30, 1996. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering"; and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. As a result of these transactions, at June 30, 1997, the Company owned 44.5% of the outstanding shares of Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%.

COMPETITION

         The Company faces significant competition within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. The Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. The Company believes that competition in sales to retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for packaging and merchandising for retailers.

EMPLOYEES

         As of June 30, 1997, the Company employed 750 persons, 163 of whom were clerical and administrative personnel, 84 of whom were sales service representatives and 503 of whom were either production or warehouse personnel. Eighty-nine of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by its collective bargaining units, to be satisfactory.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products -- Products", " WOC Operations" and "Foreign Sourcing Operations."

ENVIRONMENTAL REGULATIONS

         The Company is subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with such laws and regulations applicable to it. To the extent any subsidiaries of the Company are not in compliance with such laws and regulations, the Company, as well as such subsidiaries, may be liable for such non-compliance. However, in any event, the Company is not aware of any such liabilities which could have a material adverse effect on it or any of its subsidiaries.

SEASONALITY

         The Company's sales are generally consistent throughout its fiscal year.

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of June 30, 1997, certain information with respect to the Company's principal physical properties:

                                                                                                       LEASE
                                 APPROXIMATE                                                         EXPIRATION
    LOCATION                     SQUARE FEET                   PURPOSE                                  DATE
    --------                     -----------                   -------                               ----------
24455 Aurora Road                  125,000            Consumer Products Corporate                      6/30/02
 Bedford Hts., OH (1)                                 Office and Distribution Center

902 Avenue T.                      108,000            Consumer Products                                5/31/00
 Grand Prairie, TX (2)                                Office and Distribution Center

77 Rodeo Drive                      46,000            U.S. Lock                                        Owned
 Brentwood, NY                                        Office and Distribution Center

 330 Vine Street                    80,000            Medal Distributing                               2/28/01
 Sharon, PA                                           Office and Distribution Center

No. 10, 7th Road                    55,000            TWI                                              Owned
 Industrial Park                                      Office, Packaging
 Taichung, Taiwan                                     and Distribution Center
 Republic of China

Dan Keng Village                    45,000            TWI/CWI
 Fu Ming County                                       Office, Packaging, Manufacturing                 Owned
 Shenzhen, P.R. China                                 and Distribution Center

113,9 Sur Y 6 Oriente St., CD       41,000            WAMI                                             6/16/98
 Industrial Mesa De Otay                              Office and Manufacturing Center
 Tijuana, Mexico

16002,9 Sur St., CD                 37,000            WAMI                                             6/16/98
 Industrial Mesa De Otay                              Packaging Center
 Tijuana, Mexico

20052,6 Oriente St., CD             12,000            WAMI                                             3/31/99
 Industrial Mesa De Otay                              Manufacturing Center
 Tijuana, Mexico

(1) Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. Consumer Products has the option to renew the lease for a five-year term at the market rate at the time of renewal. Rent expense under this lease was $314,150 in fiscal 1997 and $314,200 in fiscal 1996 and 1995, respectively.

(2) The Company has the option to renew the lease for three additional five-year terms.

         In addition to the properties shown in the table, the Company operates 4 distribution centers ranging in size from 5,000 to 8,100 square feet. The Company also owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company recently entered into an agreement to sell this facility. The Company expects to consummate the sale in fiscal 1998.

         Handl-it Inc., a corporation owned by John S. Peters, Senior Vice President - Operations of the Company, together with certain other members of his family, and, Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements. Mr. Waxman acquired his interest in Handl-it in fiscal 1997. Consumer Products may renew these leases as they expire depending on its requirements at the time. Rent expense under these lease arrangements was $137,000, $232,000 and $294,000 for fiscal 1997, 1996 and 1995, respectively.

         The Company believes that its facilities are suitable for its operations and provide the Company with adequate productive capacity and that the related party leases are on terms not materially less favorable than those that would be available from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to General Instruction (I) (1)(a) and (b) of Form
10-K.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Omitted pursuant to General Instruction (I) (1)(a) and (b) of Form
10-K.

ITEM 6. SELECTED FINANCIAL DATA

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                              ---------------------------
                                                   1997
INCOME STATEMENT DATA (2):                       UNAUDITED
(AMOUNTS IN THOUSANDS)                          PRO FORMA(1)    1997        1996        1995        1994        1993
                                                -----------   ---------   ---------   ---------   ---------   ---------
Net sales                                         $ 266,473   $ 120,081   $ 235,067   $ 232,304   $ 213,571   $ 198,443
Cost of sales                                       178,125      86,425     160,556     152,368     140,262     134,077
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Gross profit                                         88,348      33,656      74,511      79,936      73,309      64,366
Selling, general and administrative
expenses                                             65,672      30,604      66,433      58,590      53,321      50,526
Corporate charge                                      3,872       3,872       4,195       3,891       4,217       3,946
Restructuring and other non-recurring
charges(3)                                              746         746      19,507       2,779          --       3,543
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Operating  income (loss)                             18,058      (1,566)    (15,624)     14,676      15,771       6,351
Gain on sale of Barnett stock(4)                     16,693      16,693      65,917          --          --          --
Equity earnings of Barnett                               --       5,843          --          --          --          --
Interest expense, net                                 7,203       7,144      16,263      18,952      13,790      13,321
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations
before income taxes, minority interest,
discontinued operation, extraordinary
loss and  cumulative effect of change in
accounting                                           27,548      13,826      34,030      (4,276)      1,981      (6,970)
Provision  (benefit) for income taxes                12,201       4,671      17,019      (1,100)      1,100      (1,960)
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations
 before minority interest, discontinued
 operation, extraordinary loss and
cumulative effect of change in accounting            15,347       9,155      17,011      (3,176)        881      (5,010)
Minority interest in consolidated affiliate           6,192          --         975          --          --          --
Discontinued operation (5):
 Reversal of loss and (loss) on disposal,
 net of tax                                              --          --       6,600      (6,600)         --          --
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary loss and
cumulative effect of change in accounting             9,155       9,155      22,636      (9,776)        881      (5,010)
Extraordinary loss, net of tax benefit (6)               --          --       3,750          --          --          --
Cumulative effect of change in
accounting, net of tax benefit (7)                       --          --       4,928          --          --       1,266
                                                  ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)                                 $   9,155   $   9,155   $  13,958   $  (9,776)  $     881   $  (6,276)
                                                  =========   =========   =========   =========   =========   =========

BALANCE SHEET DATA:
     Working capital                                          $  31,312   $  51,712   $  22,522   $  39,933   $  86,445
     Total assets                                                97,944     133,063     154,769     167,334     155,358
     Total long-term debt                                        49,057      49,613      88,521      88,419     111,663
     Stockholder's equity                                        23,929      11,817     (20,025)     (1,090)     18,023


(1) In fiscal 1997, due to the sale of additional shares in the Barnett Secondary Offering, the Company began to account for its remaining 44.5% ownership in Barnett under the equity method of accounting. Prior to the sale, the Company consolidated Barnett's results and recorded a minority interest charge for the portion of Barnett not owned by the Company. Pro forma unaudited results for fiscal 1997, which combine the results of the Company and Barnett, are being provided for comparability to prior years.

(2) Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.

(3) In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121. During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as Consumer Products' distribution network was downsized from four locations to three. During fiscal 1993, the Company recorded a $3.5 million restructuring charge which included $2.0 million representing the estimated loss to be incurred upon the proposed disposal of two businesses and $1.5 million representing costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico. See Note 3 to the Consolidated Financial Statements for further discussion of the fiscal 1997, 1996 and 1995 charges.

(4) Reflects the gains on the Barnett Public Offerings as further described in Note 2 to the Consolidated Financial Statements.

(5) Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products.

(6) Represents the write off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal 1996, as further described in Notes 2 and 6 to the Consolidated Financial Statements.

(7) See Note 5 to the Consolidated Financial Statements for a discussion regarding the cumulative effect of a change in accounting for procurement costs of $4.9 million, net of applicable tax benefit of $3.3 million, in fiscal 1996. In fiscal 1993, a cumulative effect of a change in accounting of $1.3 million, net of applicable tax benefit of $0.8 million was made for certain distribution center start-up and catalog development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments -- the distribution of specialty plumbing, security hardware and other products and the sourcing, manufacturing and packaging of plumbing and hardware products through its foreign operations. In fiscal 1997, approximately 44.2% and 40.6% of the Company's foreign operations sales were to the Company's domestic wholly-owned operations and Barnett, respectively.

         The Company is the single largest stockholder of Barnett, owning 44.5% of the outstanding Barnett Common Stock at June 30, 1997. The market value of this equity investment is significantly greater than the carrying value. Until the Barnett Initial Public Offering in April 1996, Barnett was a wholly-owned subsidiary of the Company. The Barnett Initial Public Offering resulted in the sale of 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. The Company further reduced its interest in Barnett in April 1997 when it completed the Barnett Secondary Offering of 1.3 million shares of Barnett Common Stock for $17.50 per share, resulting in aggregate net proceeds of $21.6 million, and a net pre-tax gain of $16.7 million. As a result of the Barnett Secondary Offering and subsequent conversion of non-voting convertible preferred stock to Barnett Common Stock, the Company's economic ownership in Barnett was reduced from approximately 54% to approximately 44.5% and the Company began accounting for its interest in Barnett under the equity method of accounting, restating the results for each of the quarters of fiscal 1997. The Company previously consolidated Barnett's results during the first nine months of fiscal 1997, with a minority interest charge for the portion of Barnett not owned by the Company. To provide comparability to prior years, pro forma unaudited results are being presented for fiscal 1997, which combine the results of the Company and Barnett as if the Company continued to consolidate the results of Barnett and increased the minority interest charge for the outside stockholder's interest portion of the stock not owned. A historic overview of other recent strategic developments in the Company are summarized below.

         In August 1995, Waxman Industries announced that it had decided to sell its Consumer Products business and entered into a letter of intent, which subsequently expired. As a result of the consummation of the Barnett Initial Public Offering in fiscal 1996, Waxman Industries ceased its efforts to sell Consumer Products, completed a review of its operations and began classifying Consumer Products as a continuing operation.

         In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus of Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities, was recorded by Consumer Products in operating results during the fiscal 1996 third and fourth quarters, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charges, comprised of $7.7 million and $4.2 million recorded in the fiscal 1996 third and fourth quarters, respectively, included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

         The traditional customers of certain of WOC's operations, smaller retail establishments, have been adversely affected by the movement by large national retailers to expand in more rural locations and compete with such smaller retail establishments. In addition, the market has been increasingly impacted by the availability of lower cost foreign sourcing to both domestic and foreign competitors. In fiscal 1996, in connection with management's strategic review of its other wholly-owned operations and as a result of business factors affecting these other operations, including increased competition from multi-category retailers and competitive pricing from overseas competitors, the effect of which was exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day-to-day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI, $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

         During the fourth quarter of fiscal 1996, the Company recorded an additional $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components comprising such charge (in millions of dollars):

         Exiting product lines                                    $ 4.1
         Warehouse closure costs                                    1.3
         Reduction of excess capacity                               1.1
         Other                                                      0.9
         Asset impairment                                          12.1
                                                                  -----
                 Total                                            $19.5
                                                                  =====

         Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, in fiscal 1996 the Company decided to eliminate Consumer Products' electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions have enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge was primarily for the write-down of related inventory which has been disposed of as of June 30, 1997.

         Warehouse closure costs: During the fourth quarter of fiscal 1996, the Company downsized Consumer Products' distribution network from three locations to two and, as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. The remaining accrual at June 30, 1997 is $0.1 million, associated with the rent subsidy of the operating lease. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

         Reduction of excess capacity: In fiscal 1996, with the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As a result, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         Other: In connection with the strategic review in fiscal 1996, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

         Asset Impairment: The fiscal 1996 asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company expensed $9.8 million of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

         Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on years prior to fiscal 1996 of $4.9 million, net of applicable income tax benefit of $3.3 million, is reported separately in the fiscal 1996 consolidated statement of operations. The additional effect of the change in fiscal 1996 was to decrease the operating loss by $2.1 million.

         The Company recorded an extraordinary charge of approximately $3.8 million, net of applicable taxes of $2.5 million, in fiscal 1996 related to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid and/or refinanced in connection with the Barnett Initial Public Offering, the Private Exchange Offer (as hereinafter defined) and a credit facility entered into by Consumer Products and WOC with BankAmerica Business Credit, Inc. (the " Credit Agreement").

         In fiscal 1997, the Company recorded charges totaling $6.4 million, including adjustments to cost of sales of $4.3 million, SG&A (as hereinafter defined) expenses of $1.8 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $0.7 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily relating to inventory adjustments and charges for valuation reserves. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

         In April 1997, Madison, a supplier of electrical products, was sold for $2.0 million, and in July 1997, substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products was sold to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock (with a value of $0.6 million at the time of the transaction).

         In May 1997, the Company commenced an offer to repurchase (the "Purchase Offer"), at par, $12.0 million of its 11 1/8% Senior Notes due 2001 (the "Senior Notes"). In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for the redemption of $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997.

         The Company utilizes management information systems and software technology throughout its businesses that will be affected by Year 2000 issues. During fiscal 1998, the Company will be implementing plans at substantially all of its operations to ensure those systems continue to meet its internal and external needs. The Company believes it will incur approximately $1.0 million in costs associated with Year 2000 issues.


RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's Consolidated Statements of Operations as a percentage of net sales:





                                               Pro Forma         Fiscal Year Ended June 30,
                                               Unaudited       --------------------------------
                                                  1997         1997          1996          1995
                                                  ----         ----          ----          ----
Net sales                                        100.0%       100.0%        100.0%        100.0%

Cost of sales                                     66.8%        72.0%         68.3%         65.6%

Gross profit                                      33.2%        28.0%         31.7%         34.4%

Selling, general and administrative
  expenses                                        24.6%        25.5%         28.2%         25.2%

Corporate charge                                   1.5%         3.2%          1.8%          1.7%

Restructuring and other non-recurring
charges                                            0.3%         0.6%          8.3%          1.2%

Operating income (loss)                            6.8%        (1.3%)        (6.6%)         6.3%

Gain on sale of Barnett stock                      6.2%        13.9%         28.0%            --

Equity earnings of Barnett                          --          4.8%           --             --

Interest expense, net of interest income           2.7%         5.9%          6.9%          8.1%

Income (loss) from continuing operations

before income taxes, minority interest,
discontinued operation, extraordinary loss
and cumulative effect of change in
accounting                                         10.3%   11.5%   14.5%     (1.8%)

Provision (benefit) for income taxes                4.6%    3.9%    7.3%     (0.4%)

Income (loss) from continuing operations
before minority interest, discontinued
operation, extraordinary loss and
cumulative  effect of change in
accounting                                          5.7%    7.6%    7.2%     (1.4%)

Minority interest in consolidated
affiliate                                           2.3%     --     0.4%       --

Reversal of loss and (loss) on disposal
of business, net of tax                              --      --     2.8%     (2.8%)

Income(loss) before extraordinary loss
and cumulative effect of change  in
accounting                                          3.4%    7.6%    9.6%     (4.2%)

Extraordinary loss, net of tax benefit               --      --     1.6%       --

Cumulative effect of change in
accounting, net of tax benefit                       --      --     2.1%       --

Net income (loss)                                   3.4%    7.6%    5.9%     (4.2%)




YEAR ENDED JUNE 30, 1997 VS. YEAR ENDED JUNE 30, 1996

NET SALES

         The net sales of the Company's wholly-owned operations increased $12.4 million, to $120.1 million in fiscal 1997 from $107.7 million in the prior year. The increase in fiscal 1997 net sales is attributable to a 21.9% increase at U.S. Lock and net sales of $13.7 million from the Company's foreign sourcing operations to Barnett, which are no longer eliminated as intercompany sales. Excluding the foreign sourcing sales to Barnett, net sales for the Company's other wholly-owned operations decreased $1.3 million, primarily due to a decrease at Consumer Products which more than offset the net sales increase at U.S.Lock. Fiscal 1996 consolidated net sales, which included Barnett, were $235.1 million.

         Fiscal 1997 net sales for Consumer Products of $58.2 million decreased approximately 5.7% from the $61.7 million in fiscal 1996 due to the elimination of the electrical product line, the loss of Ernst as a customer due to its bankruptcy in July 1996, the decision by Sears to discontinue carrying packaged plumbing at its mall locations and reductions in the buying patterns of Builders Square and Kmart. These reductions were partially offset by increases from existing customers, including several smaller customers, and the expansion of business late in fiscal 1997 with WalMart for a portion of its packaged plumbing business.

         WOC's net sales decreased $0.1 million, or 0.2%, to $43.5 million in fiscal 1997 from $43.6 million in the prior year. The decrease at WOC is primarily due to lower sales at LeRan and the sale of Madison. U.S. Lock reported improved results with net sales in fiscal 1997 of $18.7 million, a 21.9% increase over fiscal 1996. U.S. Lock's improvement is primarily due to the increase in its telesales effort, new product offerings, expanded mailings of its catalog and promotional flyers and the introduction of its Rx "Dealer Only"(TM) program. The opening of U.S. Lock's fifth warehouse in March 1997 was not a significant factor in the fiscal 1997 sales growth. WOC's net sales decrease was primarily due to decreases in comparison to the prior year at Madison, which was sold in April 1997, with sales for the first nine months in fiscal 1997 of $5.0 million as compared to $6.0 for the full year in fiscal 1996. WOC's sales also decreased due to lower sales at LeRan, with sales of approximately $13.8 million in fiscal 1997 as compared to $16.3 million in the prior year. Substantially all of LeRan's gas products business was sold to Barnett on July 1, 1997, with LeRan's malleable fitting business being transferred to another of the Company's divisions.

         Net sales for the foreign sourcing operations in fiscal 1997 amounted to $18.4 million, of which $13.7 million represents sales to Barnett. In prior years, sales to Barnett were eliminated as intercompany sales. The trend in the retail market is to develop direct relationships with foreign sources, including foreign sourcing operations similar to those owned by the Company. The Company will utilize its foreign sourcing operations to obtain new business when our domestic operation is unable to compete, and therefore, has placed an emphasis in developing business outside of the intercompany and affiliated company arrangements for the foreign sourcing operations. This effort is expected to be of increasing importance in future results as more retailers emphasize direct import relationships. The Company believes sales from its foreign sourcing operations will continue to increase to both Barnett, due to its growth, and through direct sales to non-affiliated operations.


GROSS PROFIT

         The gross profit of the wholly-owned operations decreased to 28.0% in fiscal 1997 from 29.6% for the wholly-owned operations only in fiscal 1996, due to $4.3 million of charges in fiscal 1997, including $4.2 million at Consumer Products relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. The fiscal 1996 gross profit included charges of $6.9 million to cost of goods sold for certain inventory carrying costs as a result of management's strategic review of Consumer Products' business. Barnett's gross profit margins have been higher than those of the Company's wholly-owned operations and were 34.2% and 33.5% in fiscal 1997 and 1996, respectively. The gross profit margins of WOC's operations improved to 28.5% from 26.4%, primarily due to U.S. Lock representing a larger portion of WOC's sales. The gross margin for the foreign sourcing operations is not a valuable measurement tool because a significant portion of their sales are made to intercompany operations and eliminated in consolidation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses of the wholly-owned operations decreased by $9.0 million, or 22.6%, to $30.6 million in fiscal 1997 from $39.6 million in fiscal 1996. The fiscal 1997 SG&A expenses included $1.8 million of year end adjustments. As a percentage of net sales, these expenses represented 25.5% in fiscal 1997 compared to 36.7% for the wholly-owned operations in fiscal 1996. The prior year percentage would have been 29.4%, excluding charges due to management's strategic review of its wholly-owned operations which resulted in charges at Consumer Products of $5.0 million and $2.9 million at the Company's other wholly-owned operations. Fiscal 1996 SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily due to the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with specific customers undertaking Chapter 11 proceedings. Excluding the charges for management's strategic review in fiscal 1996, SG&A expenses in fiscal 1997 decreased by $1.1 million.

CORPORATE CHARGE

         Corporate charge decreased to $3.9 million, or 3.2% of net sales for the wholly-owned operations in fiscal 1997 compared to $4.2 million, or 3.9% of net sales for the wholly-owned operations in fiscal 1996. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities. The percentage decrease between years is a result of the increase in net sales of the wholly-owned operations.

INTEREST EXPENSE

         Interest expense decreased to $7.1 million for fiscal 1997 from $16.3 million in the prior year. Average borrowings decreased from $126.5 million to $62.8 million between years and the weighted average interest rate decreased from 11.7% to 10.9% during the same period. The decrease in average borrowings is due to the repayment of indebtedness with a portion of the net proceeds from the Barnett Initial Public Offering, which caused an improvement for the entire fiscal 1997 period. The Barnett Secondary Offering in April 1997 and the subsequent purchase and redemption of the Senior Notes, as well as the sale of Madison, will primarily impact fiscal 1998 results because the Senior Notes were not redeemed until after June 30, 1997. However, the Company benefitted from lower interest from the reduction in its borrowings under the bank credit facility and from interest income of $0.1 million from excess proceeds invested during the fourth quarter of fiscal 1997.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

         Pre-tax income decreased to $13.8 million in fiscal 1997 from $34.0 million in fiscal 1996. In fiscal 1997, the Company recorded a net pre-tax gain of $16.7 million from the Barnett Secondary Offering completed in April 1997, in comparison to the $65.9 million net pre-tax gain on sale of Barnett Common Stock in the Barnett Initial Public Offering in April 1996. Fiscal 1997 results also included $5.8 million of equity income from the Company's investment in Barnett, whose results were consolidated in the previous year. The fiscal 1996 pre-tax gain on the sale of Barnett Common Stock was partially offset by the restructuring and asset impairment loss and other charges recorded by the Company's operations. Pre-tax results include foreign operations income of $1.4 million in fiscal 1997 and a loss of $1.3 million in fiscal 1996. The improvement in foreign operations results between years is primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity, and the increase in sales to non-affiliated companies at a higher margin.

INCOME TAXES

         The provision for income taxes was $4.7 million in fiscal 1997 as compared to $17.0 million in fiscal 1996. The effective tax rate in fiscal 1997 was 33.8% as compared to 50.0% in fiscal 1996. Differences between the effective tax rate and the statutory rate are primarily the result of state and foreign taxes and goodwill amortization, which is not deductible for tax purposes.

PRO FORMA RESULTS

         Pro forma unaudited net sales for fiscal 1997 amounted to $266.5 million, or an increase of 13.4% over fiscal 1996 consolidated net sales of $235.1 million. Pro forma unaudited net sales for fiscal 1997 included $160.1 million of Barnett's net sales, as compared to $127.4 million for fiscal 1996, an increase of 25.6%. Barnett's improvement, which accounted for nearly all of the increase, is attributable to the expansion of a direct marketing campaign, complemented by increases in the existing telesales force, which enabled Barnett to realize the benefit of its integrated marketing and sales approach. Also contributing to the overall increase in net sales at Barnett was a net increase of 1,720 in the total number of products offered, which generated approximately $15.3 million of the net sales increase, as well as an increase in active customers to 51,000 from 42,000, which accounted for approximately $16.9 million of the net sales increase.

         On a pro forma unaudited basis, gross profit margins improved to 33.2% in fiscal 1997 from 31.7% in the prior year, primarily due to Barnett's increase in net sales and the relatively higher gross profit margin of Barnett over the Company's wholly-owned operations. On a pro forma basis, SG&A expenses decreased from $66.4 million, or 28.2% of net sales in fiscal 1996 to $65.7 million or 24.6% of net sales in fiscal 1997. The Company's wholly-owned operations, as discussed above in "Selling, General and Administrative Expenses", accounted for all of the reduction, while the ratio of SG&A expenses to net sales improved primarily due to Barnett, which has a lower ratio than the Company's wholly-owned operations, causing the pro forma ratio to improve.


YEAR ENDED JUNE 30, 1996 VS. YEAR ENDED JUNE 30, 1995

NET SALES

         The Company's net sales increased $2.8 million, or 1.2%, to $235.1 million in fiscal 1996 from $232.3 million in the prior year.

         Barnett's net sales increased $18.3 million, or 16.8%, to $127.4 million in fiscal 1996 from $109.1 million in the prior year. Approximately 78.1% of the increase in Barnett's net sales was attributable to the telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 25 telesalespersons compared to the prior year. Contributing to the overall increase in net sales was a net increase of 400 in the total number of products offered by Barnett,which generated approximately $6.6 million of the net sales increase, as well as an increase in active customers to 42,000 from 38,000 which accounted for approximately $4.6 million of the net sales increase during fiscal 1996.

         Approximately $3.0 million of Barnett's net sales increase was attributable to Barnett's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, Barnett takes title to the products sold and provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were immaterial and were included in the financial statements as a net reduction to cost of goods sold. Barnett intensified its focus on its direct sales program during fiscal 1996 and, consequently, direct sales for fiscal 1996 increased 66.5% over the corresponding prior year.

         Consumer Products' net sales decreased $10.3 million, or 14.2%, to $61.7 million in fiscal 1996 from $72.0 million in the prior year. The decrease in Consumer Products' net sales was primarily due to the weakening retail environment, the loss of two customers and the prior year's net sales being positively impacted by the expansion of Consumer Products' business with several of its large customers. Such expansion included initial opening orders of $2.5 million in fiscal 1995.

         WOC's and TWI's net sales decreased $5.2 million, or 10.3%, to $46.0 million in fiscal 1996 from $51.2 million in the prior year. The decrease in net sales at WOC was primarily the result of lower selling prices caused by fluctuations in copper prices and the discontinuance of certain low-margin accounts. The decrease in net sales at TWI was primarily the result of lower volume on external sales as additional emphasis was placed on supplying intercompany shipments.

GROSS PROFIT

         Consolidated gross profit margin decreased to 31.7% of net sales in fiscal 1996 from 34.4% of net sales in the prior year. The decrease was primarily attributable to the Consumer Products' business as a result of additional cost of goods sold charges of $6.9 million, recorded in fiscal 1996 related to management's strategic review and were primarily comprised of certain inventory carrying costs which are included in the $11.9 million charge described above. Also affecting the gross profit margin decreases for Consumer Products was a strong sales mix from the expansion of the business in fiscal 1995 and, to a lesser extent, increased supplier costs. Barnett's gross profit decreased to 33.5% for fiscal 1996 from 34.2% for fiscal 1995 as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, Barnett's gross profit margin remained basically unchanged between years. The Company's other operations also experienced small decreases in gross profit margin partially offset by continued improved margins at a Mexican subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses increased by $7.8 million, or 13.4%, to $66.4 million for fiscal 1996 from $58.6 million for the prior year. As a percentage of net sales, these expenses represented 28.2% in fiscal 1996 compared to 25.2% in fiscal 1995. The increase in SG&A expenses is primarily the result of the fiscal 1996 charges attributed to management's strategic review of its wholly-owned operations which were recorded at the Consumer Products' business of $5.0 million and $2.9 million at the Company's other wholly-owned operations. SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily as a result of the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with certain customers undertaking Chapter 11 proceedings. SG&A expenses as a percentage of net sales decreased at Barnett and increased at WOC as a result of changes in sales volumes.

CORPORATE CHARGE

         Corporate charge increased to $4.2 million, or 1.8% of net sales, for fiscal 1996 compared to $3.9 million, or 1.7% of net sales, for fiscal 1995. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities. The increase between years is a result of general and administrative expenses at Waxman Industries.

INTEREST EXPENSE

         Interest expense decreased to $16.3 million for fiscal 1996 from $19.0 million in the prior year. Average borrowings decreased from $153.7 million to $126.5 million between years and the weighted average interest rate decreased from 12.8% to 11.7% during the same period. The decrease in average borrowings was due to the repayment of indebtedness from the net proceeds of the Barnett Initial Public Offering.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

         Pre-tax results increased to income of $34.0 million in fiscal 1996 from a loss of $4.3 million in fiscal 1995 due to the gain on the sale of Barnett Common Stock offset by the restructuring and asset impairment loss. Pre-tax results included a $1.3 million loss from foreign operations in fiscal 1996 and $0.4 million in fiscal 1995. The decrease in foreign operations' results between years was primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity.

INCOME TAXES

         The provision for income taxes was $17.0 million in fiscal 1996 as compared to a benefit of $1.1 million in fiscal 1995. The effective tax rate in fiscal 1996 was 50.0%. The fiscal 1996 provision consisted primarily of Barnett's federal and state taxes, state and foreign taxes and the alternative minimum tax. Differences between the effective tax rate and the statutory rate are primarily the result of state and foreign taxes and goodwill amortization, which is not deductible for tax purposes.

REVERSAL OF LOSS ON DISPOSAL

         Upon consummation of the Barnett Initial Public Offering, the Company ceased its efforts to sell Consumer Products. The $6.6 million loss on disposal, net of applicable income taxes of $4.4 million, recorded in fiscal 1995 was reversed in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

         In April 1997, the Company completed a secondary public offering of 1.3 million shares of Barnett Common Stock, including shares sold pursuant to the underwriter's overallotment option, raising $21.6 million, net of underwriters' fees and expenses. In May 1997, the Company commenced the Purchase Offer for $12.0 million of its Senior Notes, at par. In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption of the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997. Pending the application of these funds, the Company had reinvested the funds in its businesses, thereby reducing borrowings under its working capital line of credit and, at June 30, 1997, had $8.9 million invested in short-term liquid investments. The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible. To that end, the Company sold Madison for $2.0 million in April 1997 and LeRan for $3.8 million in July 1997.

         On April 3, 1996, the Company consummated an offer to exchange (the "Private Exchange Offer") $48.7 million principal amount of Senior Notes for a like amount of Waxman Industries' outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 (the "Senior Subordinated Notes") and, in connection therewith, solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. The amendments to the Senior Subordinated Notes indenture eliminated virtually all of the restrictive covenants and events of defaults previously contained in such indenture. In January 1997, the Company exchanged an additional $4.8 million of Senior Notes for a like amount of Senior Subordinated Notes, leaving $0.9 million of the Senior Subordinated Notes outstanding. The Senior Subordinated Note exchange offers decreased the Company's cash interest burden and extended the maturity of the Senior Subordinated Notes exchanged by two years.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. As of June 30, 1997, the Company had no borrowings under the revolving credit line of the credit facility and had approximately $16.6 million available under such facility. At June 30, 1997, there were $5.0 million of Term Loans outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

         The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances will bear interest at a rate equal to
(a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.8 million was outstanding at June 30, 1997. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at June 30, 1997. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products' net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In fiscal 1997, Kmart also announced that it began accounting for its Builders Square operations as a discontinued operation and intended to sell the business. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two outfits into the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or Kmart, Builders Square or the surviving entity through the Builders Square / Hechingers merger, were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

         The Company paid an alternative minimum tax liability of $0.3 million for the year ended June 30, 1997 as a result of the gain from the Barnett Secondary Offering. The gain was substantially offset by Waxman Industries' net operating loss carryforwards, thus reducing the tax liability at June 30, 1997 to the alternative minimum tax amount.

         The Company does not have any commitments to make substantial capital expenditures; however, it will begin modifying its information technology systems and software to be Year 2000 compatible during fiscal 1998. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures. Of the capital expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance which is expected to be completed by June 30, 1998.

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy Waxman Industries' liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by Waxman Industries under the Deferred Coupon Notes). The Company's current projections indicate that there will not be sufficient cash flow from operations to make the December 1999 interest payments on the Deferred Coupon Notes. Accordingly, Waxman Industries intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.


DISCUSSION OF CASH FLOWS

         Net cash used for operations was $11.8 million in fiscal 1997 due to the reduction of accounts payable and an increase in other assets. Also affecting net cash used for operations was the $16.7 million gain on the sale of Barnett stock and $5.8 million in equity earnings of Barnett. Excluding these items, the net cash provided by operations was $10.8 million. Cash flow provided by investments totaled $21.3 million and included net proceeds from the sale of Barnett Common Stock of $21.6 million and capital expenditures of $1.8 million. Cash flow used for financing activities totaled $2.7 million. Net repayments under the Company's credit facilities amounted to $5.4 million.

         At June 30, 1997, the Company had working capital of $31.3 million and a current ratio of 2.25 to 1.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Stockholder and Board of Directors of Waxman USA Inc.:


         We have audited the accompanying consolidated balance sheets of Waxman USA Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman USA Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         As explained in Notes 3 and 5 to the consolidated financial statements, in fiscal 1996 the Company changed its method of accounting for long-lived assets and procurement costs.








Cleveland, Ohio,                                        Arthur Andersen LLP
August 22, 1997.

                        WAXMAN USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                     ASSETS



                                                      1997               1996
                                                      ----               ----
CURRENT ASSETS:
  Cash and cash equivalents                          $ 9,326          $   2,453
  Trade receivables, net                              13,617             33,041
  Other receivables                                    2,828              3,496
  Inventories                                         24,411             59,883
  Prepaid expenses                                     2,143              3,866
  Net assets held for sale                             3,945                 --
                                                   ---------          ---------
      Total current assets                            56,270            102,739
                                                   ---------          ---------

INVESTMENT IN BARNETT                                 22,700                 --
                                                   ---------          ---------

PROPERTY AND EQUIPMENT:
  Land                                                   482                428
  Buildings                                            4,009              9,193
  Equipment                                           10,917             20,665
                                                   ---------          ---------
                                                      15,408             30,286
Less accumulated
depreciation and amortization                        ( 7,065)           (15,349)
                                                   ---------          ---------

Property and equipment, net                            8,343             14,937
                                                   ---------          ---------

COST OF BUSINESSES IN EXCESS OF NET
ASSETS ACQUIRED, NET                                   8,771             13,318

UNAMORTIZED DEBT ISSUANCE COSTS, NET                   1,043              1,100

OTHER ASSETS                                             817                969
                                                   ---------          ---------

                                                   $  97,944          $ 133,063
                                                   =========          =========











                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                            part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      1997              1996
                                                      ----              ----
CURRENT LIABILITIES:
  Current portion of long-term debt                 $   5,920         $  10,775
  Accounts payable                                      8,615            27,547
  Accrued liabilities                                   8,570             9,304
  Accrued income taxes payable                             46             2,037
  Accrued interest                                      1,807             1,364
                                                    ---------         ---------
      Total current liabilities                        24,958            51,027
                                                    ---------         ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION              307               863

SENIOR NOTES                                           47,855            43,026

SENIOR SUBORDINATED NOTES                                 895             5,724

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN BARNETT                               --            20,606

STOCKHOLDER'S EQUITY:
Preferred stock, $0.10 par value per share:
authorized and unissued 1,000 shares                       --                --
Common stock, $0.01 par value per share:
9,000 shares authorized; 100 shares issued
and outstanding                                            --                --
Paid-in capital                                        21,462            21,462
Retained earnings                                      16,711             7,556
Advances to Waxman Industries, Inc.                   (13,903)          (16,913)
                                                    ---------         ---------

                                                       24,270            12,105
Cumulative currency translation adjustment               (341)             (288)
                                                    ---------         ---------
      Total stockholder's equity                       23,929            11,817
                                                    ---------         ---------
                                                    $  97,944         $ 133,063
                                                    =========         =========



                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                            part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           Fiscal Year Ended June 30,
                                                                  -------------------------------------------
                                                                     1997             1996             1995
                                                                  ---------        ---------        ---------
Net sales                                                         $ 120,081        $ 235,067        $ 232,304

Cost of sales                                                        86,425          160,556          152,368
                                                                  ---------        ---------        ---------
Gross profit                                                         33,656           74,511           79,936

Selling, general and administrative expenses                         30,604           66,433           58,590

Corporate charge                                                      3,872            4,195            3,891

Restructuring and other non-recurring charges                           746           19,507            2,779
                                                                  ---------        ---------        ---------
Operating income (loss)                                              (1,566)         (15,624)          14,676

Gain on sale of Barnett stock                                        16,693           65,917             --

Equity earnings of Barnett                                            5,843               --             --

Interest expense, net of interest income                              7,144           16,263           18,952
                                                                  ---------        ---------        ---------

Income (loss) from continuing operations
before income taxes, minority interest,
discontinued operation, extraordinary
loss and cumulative effect of change in
accounting                                                           13,826           34,030           (4,276)

Provision (benefit) for income taxes                                  4,671           17,019           (1,100)
                                                                  ---------        ---------        ---------

Income (loss) from continuing operations
before minority interest, discontinued
operation, extraordinary loss and
cumulative effect of change in accounting                             9,155           17,011           (3,176)

Minority interest in consolidated affiliate                              --              975               --

Discontinued operation:
Reversal of loss and (loss) on disposal of
business, net of tax                                                     --            6,600           (6,600)
                                                                  ---------        ---------        ---------
Income (loss) before extraordinary loss and
cumulative effect of change in accounting                             9,155           22,636           (9,776)


Extraordinary loss, net of tax benefit                                   --            3,750               --

Cumulative effect of change in accounting,
net of tax benefit                                                       --            4,928               --
                                                                  ---------        ---------        ---------
Net income (loss)                                                 $   9,155        $  13,958        $  (9,776)
                                                                  =========        =========        =========

Pro forma effect assuming the change in
accounting principle is applied
retroactively:

Income (loss) before extraordinary loss                                            $  22,636        $ (11,131)
                                                                                   =========        =========
Net income (loss)                                                                  $  18,886        $ (11,131)
                                                                                   =========        =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                         Cumulative
                                                                Retained     Advances     Currency        Total
                                Preferred  Common     Paid-in   Earnings    to Waxman    Translation   Stockholder's
                                  Stock     Stock     Capital   (Deficit)   Industries    Adjustment      Equity
                                ---------  ------     -------   ---------   ----------   -----------   -------------

Balance June 30, 1994           $     --   $  --      $21,462   $ (14,415)  $   (8,015)  $      (122)  $      (1,090)
  Net loss                                                         (9,776)                                    (9,776)
  Capital contribution from
        parent, net                                                10,298                                     10,298
  Advances to parent, net                                                      (19,438)                      (19,438)
  Currency translation
         adjustment                                                                              (19)            (19)
                                ---------  ------     -------   ---------   ----------   -----------   -------------
Balance June 30, 1995                 --       --      21,462     (13,893)     (27,453)         (141)        (20,025)
  Net income                                                       13,958                                     13,958
  Capital contribution from
        parent, net                                                 7,491                                      7,491

  Advances from parent, net                                                     10,540                        10,540
  Currency translation
         adjustment                                                                             (147)           (147)
                                ---------  ------     -------   ---------   ----------   -----------   -------------
Balance June 30, 1996                 --       --      21,462       7,556      (16,913)         (288)         11,817
  Net income                                                        9,155                                      9,155
  Advances from parent, net                                                      3,010                         3,010
  Currency translation
         adjustment                                                                              (53)            (53)
                                ---------  ------     -------   ---------   ----------   -----------   -------------

Balance June 30, 1997           $      --  $   --     $21,462   $  16,711   $  (13,903)  $      (341)  $      23,929
                                =========  ======     =======   =========   ==========   ===========   =============



         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Fiscal Year Ended June 30,
                                                                                --------------------------
Cash From (Used For):                                                         1997           1996          1995
                                                                              ----           ----          ----
Operations:

  Net income (loss)                                                       $ 9,155        $13,958       $(9,776)

  Adjustments to reconcile net income (loss) to net cash (used for)
  provided by operations:
  Cumulative effect of change in accounting                                    --          8,213            --
  Extraordinary loss                                                           --          6,251            --
  Restructuring and other non-recurring charges                               746         19,507         2,779
  Gain on sale of Barnett stock                                           (16,693)       (65,917)           --
  Other non-cash charges                                                    4,173          7,096            --
  (Reversal of loss) and loss on disposal of business                          --        (11,000)       11,000

  Minority interest in consolidated affiliate                                  --            975            --
  Equity earnings of Barnett                                               (5,843)            --            --
  Depreciation and amortization                                             1,999          7,612         8,278
  Deferred income tax                                                          --           (500)           --
  Bad debt provision                                                          565          4,325           692
  Changes in assets and liabilities:
                  Trade and other receivables                              (1,112)        (6,131)          576
                  Inventories                                               1,835         (2,718)        1,270
                  Prepaid expenses and other                               (3,412)           796          (144)
                  Accounts payable                                         (3,724)         4,722          (972)
                  Accrued liabilities                                         586          1,077        (1,297)
                  Other, net                                                  (53)          (147)          (19)
                                                                           ------          -----         -----
               Net cash (used for) provided by operations                 (11,778)       (11,881)       12,387
                                                                           -------        -------       ------

Investments:
  Capital expenditures, net                                                (1,768)        (5,166)       (3,995)
  Change in other assets                                                     (537)        (2,832)       (2,381)
  Net proceeds from sale of businesses                                     23,613         92,636            --
                                                                           -------        -------        ------
               Net cash provided by (used for) investments                 21,308         84,638        (6,376)
                                                                           -------        -------        ------



Financing:

   Borrowings under credit agreements                                        115,977        209,182       241,953
   Payments under credit agreements                                         (121,388)      (248,941)     (237,178)
   Borrowings under term loan                                                     --          5,000            --
   Repayments under term loan                                                     --        (14,000)       (1,000)
   Debt issuance costs                                                          (256)        (1,488)         (649)
   Retirement of Senior Secured Notes                                             --        (39,150)           --
   Premium on early retirement of Senior Secured Notes                            --         (1,000)           --
   Advances from Waxman Industries, Inc., net                                  3,010         10,540       (19,438)
   Capital distribution  (to) from parent, net                                    --          7,491        10,298
                                                                            --------        -------       -------
         Net cash used for financing                                          (2,657)       (72,366)       (6,014)
                                                                            --------       --------      --------
Net increase (decrease) in cash and cash equivalents                           6,873            391            (3)
Balance, beginning of period                                                   2,453          2,062         2,065
                                                                            --------       --------      --------
Balance, end of period                                                      $  9,326       $  2,453        $2,062
                                                                            ========       ========      ========








       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       BASIS OF CONSOLIDATION AND REORGANIZATION

         The accompanying consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 1997, the Company owned 44.5% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The Company consolidated the results of Barnett prior to the completion of the secondary offering of Barnett Common Stock in April 1997 (the "Barnett Secondary Offering") because, prior to such offering, the Company owned approximately 49.9% of the voting capital stock of Barnett and, together with convertible non-voting preferred stock of Barnett owned by the Company, approximately 54% of the capital stock of Barnett. Therefore, all financial information for the first three quarters of fiscal 1997, as originally reported, account for Barnett as a consolidated subsidiary. However, all financial information for the first nine months of fiscal 1997 has been restated herein to account for Barnett using the equity method of accounting. All significant intercompany transactions and balances are eliminated in consolidation.

         B.       CASH AND CASH EQUIVALENTS

         In accordance with the terms of the Credit Agreement (as defined in Note 6), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Credit Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value. At June 30, 1997, the Company's temporary cash investments amounted to $8.9 million, which was used to redeem $12.0 million of the Company's 11 1/8% Senior Notes due 2001 (the "Senior Notes") in July and August 1997. (See Note
13).

         C.       TRADE RECEIVABLES

         Trade receivables are presented net of allowances for doubtful accounts of $1.2 million and $2.2 million at June 30, 1997 and 1996, respectively. Bad debt expense totaled $0.6 million in fiscal 1997, $4.3 million in fiscal 1996 and $0.7 million in fiscal 1995.

         The Company sells plumbing and hardware products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers and smaller independent retailers. The Company performs ongoing credit evaluations of its customers' financial condition. The largest customers of Waxman Consumer Products Group Inc. ("Consumer Products"), Builders Square and Kmart, accounted for 10.6%, 6.5% and 6.9% and 8.0%, 4.6% and 5.7% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively, and, as a percentage of Consumer Products' net sales, Builders Square accounted for 21.9%, 24.7% and 22.3%, while Kmart accounted for 16.5%, 17.6% and 18.2%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 36.5%, 23.0% and 24.0% of net sales in fiscal 1997, 1996 and 1995, and approximately 53.7% and 26.0% of accounts receivable at June 30, 1997 and 1996, respectively.

         D.       INVENTORIES

         At June 30, 1997 and 1996, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 1997 and 1996, the Company recorded charges of $2.1 million and $4.9 million, respectively, in connection with its evaluation of its inventory carrying value.

         E.       PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods are used. Depreciation expense totaled $1.3 million in fiscal 1997, $3.2 million in fiscal 1996 and $2.5 million in fiscal 1995.

         F.       COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         Cost of businesses in excess of net assets acquired is being amortized primarily over 40 years using the straight-line method. Management has evaluated its accounting for goodwill in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and believes that the net asset is realizable and the amortization period is appropriate. During fiscal 1996, the Company determined that $9.8 million of goodwill was impaired at its U.S. Lock division (See Note 3B). Management continues to evaluate the realizability of these assets. Goodwill amortization expense totaled $0.3 million in fiscal 1997, $0.7 million in fiscal 1996 and $0.8 million in fiscal 1995. Accumulated amortization totaled $14.7 million and $15.8 million at June 30, 1997 and 1996, respectively.

         G.       UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 6) and are amortized over the life of the related debt. Amortization expense totaled $0.3 million in fiscal 1997 and is included in interest expense. The Company incurred an extraordinary charge in fiscal 1996 related to the accelerated amortization of unamortized debt issuance costs. (See
Note 2).

         H.       FOREIGN CURRENCY TRANSLATION

         All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholder's equity. Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

         I.       FINANCIAL STATEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         J.       EARNINGS PER SHARE

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.

         K.       BASIS OF PRESENTATION

         Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

2.       BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

         In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount. Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. As a result of these transactions, the Company owned 7,161,800 shares, or 44.5%, of the Barnett Common Stock as of June 30, 1997. This investment is accounted for under the equity method of accounting in fiscal 1997.

         In fiscal 1996, 7.2 million shares of Barnett Common Stock, or approximately 55.1%, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00 (the "Barnett Initial Public Offering"). The Company recorded a $65.9 million pre-tax gain from the sale of Barnett Common Stock in the Barnett Initial Public Offering. At June 30, 1996, as a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett, which was owned solely by the Company, to Barnett Common Stock during the fourth quarter of fiscal 1996, the Company owned approximately 49.9% of the Barnett Common Stock and a 54% economic interest in the capital stock of Barnett. Since the consummation of the Barnett Initial Public Offering, the cash flow generated by such operation is no longer available to the Company other than the amounts paid to the Company pursuant to an intercorporate agreement (discussed in Note
10) or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend.

         Net proceeds received by the Company from both the Barnett Initial Public Offering and Barnett Secondary Offering (the "Barnett Public Offerings") were used primarily to repay outstanding indebtedness.

         The Company recorded an extraordinary charge of approximately $3.8 million, net of applicable tax benefit of $2.5 million, in fiscal 1996 related to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Initial Public Offering, Senior Notes and the Credit Agreement, as discussed in Note 6.

         The following table presents summary financial data for Barnett at June 30, 1997 and for the year then ended (in thousands of dollars):



Statement of income data:                 Balance sheet data:

Net sales                    $160,068     Working capital            $ 44,719
Operating income               19,624     Total assets                 77,015
Net income                     12,035     Stockholders' equity         60,611



3.       MANAGEMENT'S REVIEW OF WHOLLY-OWNED OPERATIONS

FISCAL 1997 --

         In fiscal 1997, the Company recorded charges totaling $6.4 million, including adjustments to cost of sales of $4.3 million , SG&A expenses of $1.8 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $0.7 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily relating to inventory adjustments and charges for valuation reserves. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

FISCAL 1996 --

         A.       DISCONTINUED OPERATIONS

         In August 1995, Waxman Industries announced its decision to sell the Consumer Products business and began reporting Consumer Products as a discontinued operation as of June 30, 1995. An estimated loss on disposal of $11.0 million was recorded, before tax benefit, representing the difference between the net book value of the assets to be sold at June 30, 1995 and the expected net proceeds from the sale.

         Upon the consummation of the Barnett Initial Public Offering, described in Note 2, Waxman Industries ceased its efforts to sell Consumer Products and continues to operate Consumer Products. Prior periods have been restated to conform to the current period presentation of Consumer Products as a continuing operation and the $11.0 million loss on disposal, before taxes, recorded at June 30, 1995 was reversed in fiscal 1996.

         B.       STRATEGIC REVIEW OF OPERATIONS

         In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and the consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus on Consumer Products as a continuing operation, and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities, was recorded by Consumer Products in operating results, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charge included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs, and $1.6 million for various liabilities.

         The traditional customers of WOC Inc. ("WOC"), smaller retail establishments, have been adversely affected by the movement of large national retailers to expand in more rural locations and to compete with smaller retail establishments. In addition, the market has been increasingly impacted by lower cost foreign sourcing to both domestic and foreign competitors. In connection with management's strategic review of its other wholly-owned operations and as a result of certain business factors affecting these other operations, including competition from multi-category retailers and competitive pricing from overseas competitors, the effects of which were exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day-to-day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI International, Inc. ("TWI"), $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

         In addition, during the fourth quarter of fiscal 1996, the Company recorded a $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components of the charge (in millions of dollars):


         Exiting product lines                                  $ 4.1
         Warehouse closure costs                                  1.3
         Reduction of excess capacity                             1.1
         Other                                                    0.9
         Asset impairment                                        12.1
                                                                -----
                  Total                                         $19.5
                                                                =====

         Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, the Company decided to eliminate its electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and has reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge in fiscal 1996 was primarily for the write-down of related inventory which has been disposed of as of June 30, 1997.

         Warehouse closure costs: During the fourth quarter of 1996, the Company downsized Consumer Products' distribution network from three locations to two, and as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. The remaining accrual at June 30, 1997 is $0.1 million. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

         Reduction of excess capacity: With the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As such, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         Other: In connection with the strategic review of the Company, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

         Asset impairment: The asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," the Company expensed $9.8 of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

FISCAL 1995 --

         During the fourth quarter of fiscal 1995, the Company downsized Consumer Products' distribution network from four locations to three and, as a result, incurred warehouse closure costs of $2.8 million. The remaining accrual for such closure at June 30, 1997 is $0.3 million. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.8 million, salaries and benefits incurred after operations ceased associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.3 million and disposal of inventory associated with exiting a product line of $1.2 million.

4.       SALE OF MADISON EQUIPMENT COMPANY

         In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC for $2.0 million in cash. The loss of $0.7 million from the sale of Madison is included as a non-recurring charge in the accompanying consolidated statements of operations. For the nine months ended March 31, 1997, Madison's net sales and operating income amounted to $5.0 million and $0.2 million, respectively, and net assets were approximately $2.6 million. The net proceeds were reinvested in the continuing business of the Company, thereby effectively reducing borrowings under the Credit Agreement (as defined in Note
6).

5.       CHANGE IN ACCOUNTING

         Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on prior years of $4.9 million, net of applicable tax benefit of $3.3 million, is reported separately in the fiscal 1996 consolidated statements of operations. The additional effect of the change in fiscal 1996 was to decrease the operating loss by $2.1 million. Amortization expense for procurement costs totaled $1.5 million in fiscal 1997, $2.2 million in fiscal 1996 and $2.8 million in fiscal 1995.


6.       DEBT

         A.       LONG-TERM DEBT

         Total other long-term debt consisted of the following (in thousands of dollars)

                                                                           June 30,
                                                                           --------
                                                                   1997            1996
                                                                  ------          ------
Credit Agreement                                                  $   54          $4,915
Term Loans                                                         5,000           5,000

Other notes, maturing through 2007, bearing interest at rates ranging from 7.4 % to 9.0%, secured by the land and building
of TWI.                                                            1,173           1,703
                                                                  ------          ------

                                                                   6,227          11,618
Less:  current portion                                            (5,920)        (10,775)
                                                                  ------         -------
         Long-term debt, net of current portion                   $  307         $   863
                                                                  ======         =======


         On June 28, 1996, Consumer Products and WOC (collectively, the "Borrowers") entered into a credit facility provided by BankAmerica Business Credit, Inc (the "Credit Agreement"). The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). The Credit Agreement and Term Loans expire May 31, 1999.

         The Credit Agreement provides for revolving credit advances of (a) up to 85% of the amount of eligible accounts receivable and (b) up to the lesser of
(i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 9.12% in fiscal 1997. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.8 million was outstanding at June 30, 1997. Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of the Borrowers. In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default, and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Deferred Coupon Notes of Waxman Industries, and contains customary negative, affirmative and financial covenants and conditions such as minimum EBITDA and minimum tangible net worth. The Company was in compliance with or had received waivers with respect to all loan covenants at June 30, 1997. As a result of the material adverse effect clause and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities. As of June 30, 1997, availability under the Credit Agreement totaled approximately $16.6 million.

         B.       SENIOR NOTES

         On April 3, 1996, the Company consummated an offer to exchange $48.8 million principal amount of its Senior Notes for a like amount of Waxman Industries' outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.8 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company will record an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

         The Senior Notes are general unsecured obligations of the Company ranking pari passu in right of payment to any future indebtedness of the Company that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of the Company that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Credit Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1997.

         In the event of a Change of Control, as defined in the Senior Note Indenture, the Company is obligated to make an offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Senior Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets.

         D.       SENIOR SUBORDINATED NOTES

         In June 1989, Waxman Industries issued $100 million principal amount of Senior Subordinated Notes. During 1994, Waxman Industries exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.8 million in fiscal 1997. At June 30, 1997, approximately $0.9 million of Senior Subordinated Notes are outstanding and mature on June 1, 1999. The Senior Subordinated Notes can be redeemed at the principal amount of the note, are no longer entitled to the benefits of restrictive covenants and virtually all events of default have been eliminated.

         E.       MISCELLANEOUS

         The Company made cash interest payments of $6.5 million in fiscal 1997, $6.1 million in fiscal 1996 and $5.6 million in fiscal 1995. Interest income was $0.1 million in fiscal 1997. The Company also has interest cost from the amortization of deferred financing costs which makes up the balance of the interest expense presented in the consolidated statements of operations.

         Management believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. The fair values, determined using quoted market prices for the Senior Notes and Senior Subordinated Notes, approximated their carrying amounts.

7.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $46.7 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1997, which expire through 2010. Upon consummation of the initial public offering, Barnett is no longer included in the consolidated tax group. The Company's liability for taxes at June 30, 1997 includes state and various foreign taxes. The Company's liability for taxes at June 30, 1996 includes the alternative minimum tax and various state and foreign taxes to be paid by Waxman Industries and Barnett's liability for the period April 3, 1996 through June 30, 1996. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         The components of income (loss) from continuing operations before income taxes, minority interest, discontinued operation, extraordinary loss and cumulative effect of change in accounting are as follows (in thousands of dollars):

                       Fiscal Year Ended June 30,
                       --------------------------
                 1997            1996            1995
                 ----            ----            ----
Domestic       $12,422         $ 35,280        $ (3,894)
Foreign          1,404           (1,250)           (382)
               -------         --------       ---------
Total          $13,826         $ 34,030        $ (4,276)
               =======         ========        ========


         The domestic income (loss) from continuing operations before income taxes, minority interest, discontinued operation, extraordinary loss and cumulative effect of change in accounting includes all interest expense related to the push-down debt.

         The components of the provision (benefit) for income taxes, calculated on a stand-alone basis are (in thousands of dollars):


                                        Fiscal Year Ended June 30,
                                        --------------------------
                                   1997            1996           1995
                                   ----            ----           ----
U.S. Federal                      $4,500         $14,869        $(1,280)
Foreign and other                    171           2,150            180
                                  ------         -------        -------
     Total provision              $4,671         $17,019        $(1,100)
                                  ======         =======        =======

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities relate primarily to the basis in Barnett stock, depreciation of the Company's property and equipment, certain accrued liabilities and inventory.

         Deferred taxes and amounts payable to Waxman Industries are included in Advances to Waxman Industries, Inc. in the accompanying consolidated balance sheets. Deferred tax assets of $0.5 million related to Barnett are included in other assets at June 30, 1996.

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                  Fiscal Year Ended June 30,
                                             -----------------------------------
                                             1997            1996           1995
                                             ----            ----           ----
U.S. statutory rate                          35.0%           35.0%          35.0%

State and foreign taxes, net                 (2.6)            4.0           (2.7)

Goodwill amortization and write-off           0.9            10.5           (6.3)

Other, net                                    0.5             0.5           (0.3)
                                             ----            ----           ----
     Effective tax rate                      33.8%           50.0%          25.7%
                                             ====            ====           ====


         The Company made income tax payments of $1.3 million in fiscal 1997, $1.0 million in fiscal 1996 and $0.5 million in fiscal 1995.

8.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2003.

       Future minimum rental payments are as follows (in thousands of dollars):

               1998                         $1,723
               1999                          1,397
               2000                          1,044
               2001                            345
               2002                            317
               Thereafter                       --
                                            ------
                                            $4,826
                                            ======


         Total rent expense charged to operations was $1.7 million in fiscal 1997, $4.2 million in fiscal 1996 and $4.9 million in fiscal 1995. Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $0.5 million in fiscal 1997, $0.5 million in fiscal 1996 and $0.6 million in fiscal 1995.

9.       PROFIT SHARING AND 401(K) PLAN

         The eligible employees of certain subsidiaries of the Company participate in Waxman Industries' trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 1997, 1996 or 1995; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees in fiscal 1997 which amounted to $0.1 million. The Company currently offers no other post-retirement or post-employment benefits.

10.      RELATED-PARTY TRANSACTIONS

         The Company engages in certain business transactions with Waxman Industries and affiliates. Sales to and purchases from Waxman Industries' affiliates in fiscal 1997, 1996 and 1995 were immaterial.

         Management fees charged to the Company by Waxman Industries are presented in the accompanying consolidated statments of operations as corporate charge. In accordance with the Intercorporate Agreement, the management fees charged to the Company are the lesser of (a) 4% of net sales or (b) the actual cost of providing services to the Company and its wholly-owned subsidiaries.

         The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $13.7 million in fiscal 1997, $12.2 million in fiscal 1996 and $11.3 million in fiscal 1995. Purchases from Barnett totaled $0.1 million in fiscal 1997, $0.2 million in fiscal 1996 and $0.2 million in fiscal 1995.

         The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Barnett Initial Public Offering, the Company and Barnett, among others, entered into an Intercorporate Agreement (the "New Intercorporate Agreement"). Pursuant to the New Intercorporate Agreement, the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock, and, until their sale, LeRan and Madison. These services include the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company pays Barnett the allocable cost of the salaries and expenses of Barnett's employees while they are performing such services. The Company also reimburses Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

         All amounts incurred by the Company on behalf of Barnett have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company have been reimbursed by the Company and are reflected in selling, general and administrative expense in the accompanying statements of operations.

11.      CONTINGENCIES

                  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

12.      SEGMENT INFORMATION

                  The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvinized and black pipe nipples and malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).


                                          Foreign
                          Distribution   Sourcing      Other   Elimination    Total
                          ------------   --------      -----   -----------  ---------
Reported net sales
1997                      $    101,684   $ 33,683         --   $  (15,286)  $ 120,081
1996                           232,766     29,156         --      (26,855)    235,067
1995                           227,961     31,837         --      (27,494)    232,304
Operating income (loss)
1997                      $      1,562   $    744   $ (3,872)          --   $  (1,566)
1996                           (10,450)      (979)    (4,195)          --     (15,624)
1995                            18,102        465     (3,891)          --      14,676
Identifiable assets
1997                      $     48,836   $ 16,449   $ 32,659           --   $  97,944
1996                           100,901     14,659     17,503           --     133,063
1995                           137,926     16,843         --           --     154,769



13.      SUBSEQUENT EVENT -

         A.       SALE OF LERAN GAS PRODUCTS

         Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997, the portion of LeRan's business sold to Barnett reported approximately $8.3 million in net sales and operating income of approximately $0.4 million. The Company's anticipated gain on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses, is not material. The Company will only recognize the portion of the gain in fiscal 1998 for the ownership interest it does not own in Barnett, with the deferred portion being amortized over the period Barnett amortizes the related goodwill. The Company owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company recently entered into an agreement to sell this facility. The Company expects to consummate the sale in fiscal 1998.

         B.       PURCHASE OFFER AND SUBSEQUENT REDEMPTION OF SENIOR NOTES

         In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption of the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997.

                       SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1997 and 1996 (in thousands). Financial information for the first nine months of fiscal 1997 has been restated to account for Barnett as if it had been an equity investment for the entire period.



FISCAL 1997                                               1ST QTR.     2ND QTR.   3RD QTR.   4TH QTR.
-----------                                               --------     --------   --------   --------
Net sales                                                 $ 33,266     $ 31,311   $ 28,422   $ 27,082
Gross profit                                                10,530       10,251      9,273      3,602
Restructuring and other non-recurring charges                   --           --         --        746
Operating income (loss)                                      2,174        1,945        997     (6,682)
Gain on sale of Barnett stock                                   --           --         --     16,693
Income from continuing operations before provision for
income taxes                                                 1,912        1,674        598      9,642
Net income                                                 $ 1,660     $  1,460   $    378   $  5,657




FISCAL 1996                                               1ST QTR.     2ND QTR.   3RD QTR.   4TH QTR.
-----------                                               --------     --------   --------   --------
Net sales                                                 $ 57,589     $ 59,345   $ 58,543   $ 59,590
Gross profit                                                19,577       20,230     15,731     18,973
Operating income (loss)                                      4,817        5,211     (2,468)   (23,184)
Gain on sale of Barnett stock                                    -            -          -     65,917
Income (loss) from continuing operations before
 provision for income taxes, minority interest,
 discontinued operation, extraordinary loss and
 cumulative effect of change in accounting                      45          496     (7,148)    40,637
Reversal of loss on disposal                                     -            -      6,600          -
Income (loss) before extraordinary loss and
 cumulative effect of change in accounting                     (60)         201      1,448     21,047
Extraordinary loss, net of tax benefit                           -            -          -      3,750
Cumulative effect of change in accounting, net of tax
 benefit                                                     4,928            -          -          -
Net income (loss)                                         $ (4,988)    $    201   $  1,448   $ 17,297

                                    PART III

         Items 10, 11, 12 and 13 omitted pursuant to General Instruction (I)
         (1)(a) and (b) of Form 10-K.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)      (1)    The following consolidated financial statements
                     are included in Part II, Item 8:

                     Report of Independent Public Accountants

                     Balance Sheets--June 30, 1997 and 1996

                     Statements of Operations--For the Years Ended June 30, 1997, 1996 and 1995

                     Statements of Stockholder's Equity--For the Years Ended June 30, 1997, 1996 and 1995.

                     Statements of Cash Flows--For the Years Ended June 30, 1997, 1996 and 1995.

                     Notes to Financial Statements For the Years Ended June 30, 1997, 1996 and 1995.

                     Supplementary Financial Information

     (a)      (2)    All schedules have been omitted because the required
                     information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.

     (a)      (3)    Exhibits

     3.1*            Certificate of Incorporation of Waxman USA Inc. (Exhibit
                     3.1 to the Waxman USA Inc.'s Registration Statement on Form S-4, Registration Number 333-3689, incorporated herein by reference).

     3.2* By-laws of Waxman USA Inc. (Exhibit 3.2 to the Waxman USA Inc.'s Registration Statement on Form S-4, Registration Number 333-3689, incorporated herein by reference).

     4.1* Indenture dated as of April 3, 1996 by and between Waxman USA Inc. and the United States Trust Company of New York, as Trustee, with respect to the 11 1/8% Senior Notes due 2001 of Waxman USA Inc., including the form of Senior Notes (Exhibit 10.14 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

     4.2* Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA Inc. and the United States Trust Company of New York (Exhibit 10.15 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

     4.3*             Amended and Restated Credit Agreement dated as of April 3, 1996 among Waxman USA Inc.,
                      Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.12 to Waxman Industries, Inc.'s Amendment No. 8 to
                      Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

     10.1*            Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Barnett
                      Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing,
                      Inc.  (Exhibit 10.6 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

     10.2*            Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Barnett Inc.,
                      Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc.
                      (Exhibit 10.7 to Waxman Industries,  Inc.'s Form S-4).

     10.3*            Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman USA
                      Inc., Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International,
                      Inc. (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on
                      Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

     10.4*            Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett Inc., Waxman Consumer
                      Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citicorp USA, Inc., as Agent and certain exhibits thereto (Exhibit 10.8 to Waxman Industries, Inc.'s Form S-4 filed
                      June 20, 1994, incorporated herein by reference).

     10.5*            Term Loan Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett Inc.,
                      Waxman Consumer Products Group, Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.9 to Waxman Industries, Inc.'s Form S-4
                      filed June 20, 1994, incorporated herein by reference.).

     10.6*            Amendment No. 2 to the Term Loan Agreement and Amendment No. 1 to the Revolving Credit
                      Agreement among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc.
                      and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent
                      (Exhibit 10.11 to Waxman Industries, Inc.'s Amendment No. 4 to Registration Statement
                      on Form S-2 filed October 10, 1995, Registration No. 33-54211, incorporated herein by reference).

     10.7*            Loan and Security Agreement dated as of June 28, 1996 among the Financial Institutions named therein and BankAmerica Business Credit, Inc., as the Agent, Waxman Consumer Products
                      Group Inc. and WOC Inc., including certain exhibits thereto (Exhibit No. 4.33 to Waxman
                      Industries, Inc. Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-05888, incorporated herein by reference).

     10.8*            Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group Inc. and
                      Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.'s Amendment No. 4 to Registration
                      Statement on Form S-2 filed October 10, 1995, Registration No. 33-54211, incorporated herein by reference).

     12.1*            Statement  re: computation of ratios (Exhibit 12.1 to Waxman USA Inc.'s Registration Statement
                      on Form S-4, Registration No. 333-3689, incorporated herein bu reference).

     21.1*            Subsidiaries.  (Exhibit 21.1 to Waxman USA Inc.'s Registration Statement on Form S-4,
                      Registration No. 333-3689, incorporated herein by reference).

     23.1             Consent of Arthur Andersen LLP

     27.1             Financial Data Schedule

*    Incorporated herein by reference as indicated.

     (b)      REPORTS ON FORM 8-K

              Current Report on Form 8-K filed June 19, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WAXMAN USA, INC.


September 2, 1997         By:   /s/  Armond Waxman
                                --------------------------
                                Armond Waxman
                                President,
                                Co-Chief Executive Officer
                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 2, 1997               /s/  Melvin Waxman
                                --------------------------
                                Melvin Waxman
                                Chairman of the Board,
                                Co-Chief Executive Officer
                                and Director


September 2, 1997               /s/  Armond Waxman
                                --------------------------
                                Armond Waxman
                                President,
                                Co-Chief Executive Officer
                                and Director


September 2, 1997               /s/  Mark W. Wester
                                --------------------------
                                Mark W. Wester
                                Chief Financial Officer
                                and Vice-President - Finance
                                (principal accounting officer)


September 2, 1997               /s/  William R. Pray
                                --------------------------
                                William R. Pray, Director


September 2, 1997               /s/  Samuel J. Krasney
                                --------------------------
                                Samuel J. Krasney, Director


September 2, 1997               /s/  Judy Robins
                                --------------------------
                                Judy Robins, Director


September 2, 1997               /s/  Irving Z. Friedman
                                --------------------------
                                Irving Z. Friedman, Director


September 2, 1997               /s/  Laurence S. Waxman
                                --------------------------
                                Laurence S. Waxman, Director


41