Form 10-Q
period 1997-09-30
WAXMAN USA INC
filed 1997-11-13
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                                ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FROM     TO


Commission File Number 333-3689

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

                                 (440) 439-1830
                                 --------------
               (Registrant's Telephone Number Including Area Code)

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
100 shares of Common Stock, $.01 par value, were outstanding as of November 10, 1997.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                     PAGE
                                                                                                     ----

PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
                  Three Months Ended September 30, 1997 and 1996........................................3

            Condensed Consolidated Balance Sheets -
                  September 30, 1997 and June 30, 1997..................................................4-5

            Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended September 30, 1997 and 1996.....................................6

            Notes to Condensed Consolidated Financial Statements.......................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................9-12


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information .............................................................................13

Item 6.  Exhibits and Reports on Form 8-K...............................................................13


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
       ----------------------
ITEM 1.  FINANCIAL STATEMENTS
       ----------------------


                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (IN THOUSANDS)


                                                       1997             1996
                                                       ----             ----
Net sales                                           $28,157          $33,266

Cost of sales                                        18,656           22,736
                                                    -------          -------

Gross profit                                          9,501           10,530

Selling, general and administrative
  expenses                                            6,536            7,530

Restructuring and non-recurring charges                 133               --

Corporate charge                                        827              826
                                                    -------          -------

Operating income                                      2,005            2,174

Equity earnings of Barnett                            1,464            1,346

Interest expense, net                                 1,341            1,608
                                                    -------          -------

Income before income taxes and extraordinary loss     2,128            1,912

Provision for income taxes                              815              252
                                                    -------          -------

Income before extraordinary loss                      1,313            1,660

Extraordinary loss, net of tax                          115               --
                                                    -------          -------

Net income                                          $ 1,198          $ 1,660
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                     ASSETS

                                                        September 30,              June 30,
                                                             1997                    1997
                                                         (Unaudited)               (Audited)
                                                         -----------               ---------
CURRENT ASSETS:
  Cash and cash equivalents                                $    547              $  9,326
  Trade receivables, net                                     14,538                13,617
  Other receivables                                           2,933                 2,828
  Inventories                                                24,570                24,411
  Prepaid expenses                                            1,804                 2,143
  Net assets held for sale                                       --                 3,945
                                                           --------              --------
  Total current assets                                       44,392                56,270
                                                           --------              --------

INVESTMENT IN BARNETT                                        24,764                22,700
                                                           --------              --------

PROPERTY AND EQUIPMENT:
  Land                                                          512                   482
  Buildings                                                   4,060                 4,009
  Equipment                                                  11,169                10,917
                                                           --------              --------
                                                             15,741                15,408
  Less accumulated depreciation and amortization             (7,362)               (7,065)
                                                           --------              --------
  Property and equipment, net                                 8,379                 8,343
                                                           --------              --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET      8,390                 8,771
UNAMORTIZED DEBT ISSUANCE COSTS, NET                            782                 1,043
OTHER ASSETS                                                    972                   817
                                                           --------              --------
                                                           $ 87,679              $ 97,944
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                   September 30,             June 30,
                                                      1997                     1997
                                                   (Unaudited)               (Audited)
                                                   -----------               ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  8,707                $  5,920
  Accounts payable                                      9,030                   8,615
  Accrued liabilities                                   6,206                   8,570
  Accrued income taxes payable                            441                      46
  Accrued interest                                        372                   1,807
                                                     --------                --------
      Total current liabilities                        24,756                  24,958
                                                     --------                --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION              373                     307

SENIOR NOTES                                           35,855                  47,855

SENIOR SUBORDINATED NOTES                                 895                     895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                   --                      --
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and
    outstanding                                            --                      --
  Advances to Waxman Industries, Inc.                 (13,144)                (13,903)
  Paid-in capital                                      21,462                  21,462
  Retained earnings                                    17,909                  16,711
                                                     --------                --------
                                                       26,227                  24,270
  Cumulative currency translation adjustment             (427)                   (341)
                                                     --------                --------

    Total stockholder's equity                         25,800                  23,929
                                                     --------                --------
                                                     $ 87,679                $ 97,944
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                 1997                1996
                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                   $  1,198            $  1,660
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Restructuring and non-recurring charge                        133                  --
      Extraordinary loss - deferred financing cost write-off        115                  --
      Equity earnings of Barnett                                 (1,464)             (1,346)
      Depreciation and amortization                                 877                 477
       Other non-cash charges                                        --              (1,873)
  Changes in assets and liabilities:
    Trade receivables, net                                         (921)             (1,310)
    Other receivables                                              (105)                 --
    Inventories                                                    (159)             (1,708)
    Prepaid expenses and other assets                               326                 636
    Accounts payable                                                415                 828
    Accrued liabilities                                          (2,497)             (1,158)
    Accrued income taxes                                            395                (194)
    Accrued interest                                             (1,435)               (862)
    Other, net                                                      (86)                (26)
                                                               --------            --------
      Net Cash Used in Operating Activities                      (3,208)             (4,876)
                                                               --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net cash proceeds from sale of business                         3,203                  --
  Capital expenditures, net                                        (386)               (434)
                                                               --------            --------
      Net Cash Provided by (Used in) Investing Activities         2,817                (434)
                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                             33,288              32,178
  Payments under credit agreements                              (30,501)            (28,156)
  Repurchase of Senior Notes                                    (12,000)                 --
  Borrowings of long-term debt                                       66                 120
  Advances from (to) parent                                         759                 (74)
                                                               --------            --------
      Net Cash Provided by (Used in) Financing Activities        (8,388)              4,068
                                                               --------            --------

NET DECREASE IN CASH                                             (8,779)             (1,242)

BALANCE, BEGINNING OF PERIOD                                      9,326               2,453
                                                               --------            --------

BALANCE, END OF PERIOD                                         $    547            $  1,211
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                           SEPTEMBER 30, 1997 AND 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of September 30, 1997, Waxman USA owns approximately 44.6% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996, the condensed balance sheet as of September 30, 1997 and the condensed statements of cash flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1997 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto, included in the Company's Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

        The Company is a direct, wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"). The common stock of Waxman Industries trades on the New York Stock Exchange under the symbol "WAX." The Company believes it is one of the leading suppliers of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 6,800 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized and black pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        The Company currently owns 44.6% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 60,000 active customers throughout the United States. Barnett offers approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. In the first quarter of fiscal 1998, the Company recognized $1.5 million in equity income from this investment.

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock at $14.50 per share, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock, approximately a 54% economic interest (the "Barnett Initial Public Offering"). In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock at $17.50 per share, reducing its voting and economic interest to 44.5% (the "Barnett Secondary Offering") and, accordingly, began to account for its interest in Barnett under the equity method of accounting. At June 30, 1997, the Company owned nearly 7.2 million shares of Barnett's outstanding common stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products ("LeRan"), one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%. The Barnett Common
Stock trades on the Nasdaq National Market under the symbol "BNTT."

NOTE 3 - INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes "SFAS 109." SFAS 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $46.7 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1997, which expire through 2010. Upon consummation of the Barnett Initial Public Offering, Barnett is no longer included in the consolidated tax group. The Company's liability for taxes at September 30, 1997 includes state and various foreign taxes. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         Deferred taxes and amounts payable to Waxman Industries, are included Advances to Waxman Industries in the accompanying condensed consolidated balance sheets.

NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.6%, of the Barnett Common Stock as of September 30, 1997, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan to Barnett (see Note 5). The market value of the Barnett Common Stock owned by the Company at September 30, 1997 was $152.7 million, valued as of the closing sales price on such date of $21.25, in comparison to the Company's carrying value of $24.8 million.

         The following table presents unaudited summary financial data for Barnett at September 30, 1997 and for the three months then ended (in thousands of dollars):

Statement of income data:                              Balance sheet data:

Net sales                 $ 46,768                     Working capital          $ 45,191
Operating income             5,326                     Total assets               85,484
Net income                   3,283                     Stockholders' equity       64,528


NOTE 5 - SALE OF DIVISIONS
         -----------------

                  Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. The Company's loss on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses, is approximately $0.1 million. The Company owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company consummated a sale of this facility in the first quarter of fiscal 1998 and received the proceeds in October 1997. Included in the quarter ended September 30, 1996 are sales for LeRan of $3.8 million and operating income of $0.2 million.

                  In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The sale of Madison resulted in a loss of $0.7 million, which was included as a non-recurring charge in the quarter ended June 30, 1997. Included in the quarter ended September 30, 1996 are sales for Madison of $1.7 million and operating income of $0.1 million.

NOTE 6 - SENIOR NOTE PURCHASE OFFER
         --------------------------

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of its 11 1/8% Senior Notes due 2001 (the "Senior Notes") at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes tendered. On July 3, 1997, the Company called for redemption the $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering (herein defined) to purchase the Senior Notes. The Company has recorded an extraordinary charge of $0.2 million in the quarter ended September 30, 1997 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended September 30, 1997 and 1996 included and interest of $2.8 million and $2.3 million. The Company paid no federal income taxes in the first quarter of fiscal 1998 and $0.5 million in the fiscal 1997 first quarter. Waxman USA's cash flow, within certain restrictions, are upstreamed to Waxman Industries to service interest payments and administrative costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
         -------------------------------------------------------------------
         AND 1996
         --------

         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainities and assumptions, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainities and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainities materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.


Net Sales
---------

         Net sales for the fiscal 1998 first quarter ended September 30, 1997 totaled $28.2 million, a decrease of $5.1 million from the $33.3 million for the comparable quarter in fiscal 1997. Included in the prior year first fiscal quarter were net sales of $5.5 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by 1.3%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the fiscal 1998 first quarter, in comparison to the same period last year, of 21.5% and 11.2%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group net sales decreased by approximately $1.0 million, or 6%, due to the loss of net sales of $1.1 million to Ernst, which closed its operation in the first quarter of fiscal 1997. Excluding the loss of Ernst business, net sales for Consumer Products Group increased slightly.

Gross Profit
------------

         Gross profit margin increased to 33.7% from 31.7%, but gross profit decreased to $9.5 million from $10.5 million for the three months ended September 30, 1997, as compared to the corresponding quarter in the prior fiscal year. The decrease in gross profit is attributable to the sale of LeRan and Madison which contributed $1.3 million in gross profit in the quarter ended September 30, 1996, at an average gross profit margin of 23.5%. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the fiscal 1998 first quarter as compared to the same quarter last year. The improvement is due to a combination of product mix, price increases and lower costs on certain products manufactured in China.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $7.5 million for the quarter ended September 30, 1996 to $6.5 million for the current quarter. As a percentage of net sales, SG&A expenses increased from 22.6% for the first fiscal quarter of 1997 to 23.2% for the first fiscal quarter of 1998. All of the reduction is due to the non-inclusion of LeRan and Madison's results in the fiscal 1998 first quarter results. Excluding those operations which were recently sold, SG&A expenses were nearly identical for the comparable quarters, but increased as a percentage of sales due to the reduction in net sales.

Restructuring and Non-recurring Charges
---------------------------------------

         In the quarter ended September 30, 1997, the Company recorded a non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business and other closing costs.


Corporate Charge
----------------

         The corporate charge of $0.8 million, or 2.9% of net sales, for the fiscal 1998 first quarter was nearly identical to the $0.8 million, or 2.5% of net sales, for the comparable quarter last year. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities.


Equity Earnings of Barnett
--------------------------

         In the first fiscal quarter of 1998, the Company recorded equity earnings from its 44.6% investment in Barnett of $1.5 million, as compared to $1.3 million in the first fiscal quarter of 1997. The increase in equity earnings is attributable to the increase in Barnett's net income which more than offset the impact of the reduction in the Company's ownership in Barnett from 49.9% to the current 44.6% level.


Interest Expense
----------------

         For the quarter ended September 30, 1997, interest expense totaled $1.3 million, a decrease of $0.3 million from the $1.6 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with the net proceeds from the Barnett Secondary Offering. Average borrowings for the current year's quarter amounted to $48.6 million, with a weighted average interest rate of 10.6%, as compared to $57.8 million in the same quarter last year with a weighted average interest rate of 10.4%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.8 million and $0.3 million for the first fiscal quarter of 1998 and 1997, respectively. The provision for the current quarter primarily represents Waxman USA's tax provision on a stand-alone basis, including and state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.


Extraordinary Loss
------------------

         The Company incurred an extraordinary charge of $0.1 million, net of tax, associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note
6)

Net Income
----------

         The Company's net income for the quarter ended September 30, 1997 amounted to $1.2 million, a decrease of $0.5 million over income of $1.7 million in the first fiscal quarter of 1997.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At September 30, 1997, the Company had $14.4 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement and Term Loans (herein defined) have been classified as a current liability. Due to changes in the Company's financial structure and continuing operations, the Company negotiated certain covenant modifications to the Credit Agreement effective September 30, 1997. The Company was in compliance with all loan covenants at September 30, 1997.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. At September 30, 1997, there were $5.0 million of Term Loans outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

         In May 1997, the Company commenced the Purchase Offer for $12.0 million of Senior Notes, at par. In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption of the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997. Pending the application of these funds, the Company had reinvested the funds in its businesses, thereby effectively reducing borrowings under its working capital line of credit and, at June 30, 1997, had $8.9 million invested in short-term liquid investments. The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In fiscal 1997, Kmart also announced that it began accounting for its Builders Square operations as a discontinued operation and intended to sell the business. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two outfits into the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or Kmart, Builders Square or the surviving entity through the Builders Square / Hechingers merger, were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

         The Company does not have any commitments to make substantial capital expenditures; however, during fiscal 1998, it has begun to modify its information technology systems and software to be Year 2000 compatible. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures. Of the capital expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance which is expected to be completed by June 30, 1998. Other operations of the Company are also working toward being Year 2000 compliant and the Company anticipates that all of its operations will complete the modifications in calander 1998.

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by Waxman Industries under Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes")). The Company believes that there will not be sufficient cash flow from operations to make the December 1999 interest payments on the Deferred Coupon Notes. Accordingly, Waxman Industries intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.


         At September 30, 1997, the Company had working capital of $19.6 million and a current ratio of 1.8 to 1.0.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $3.2 million in the fiscal 1998 first quarter principally due to an increase in trade receivables and a decrease in accrued liabilities and accrued interest. Also affecting net cash used for operations was $1.5 million in equity earnings of Barnett. Excluding this item, the net cash used for operations was $1.7 million. Cash flow provided by investments totaled $2.8 million, primarily attributable to the proceeds from the sale of LeRan to Barnett for $3.2 million in cash and $0.6 million in Barnett Common Stock, which was partially offset by capital expenditures of $0.4 million. Cash flow used for financing activities and net repayments under the Company's credit facilities totaled $8.4 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


         All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1997 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                                     WAXMAN USA INC.
                                                     ---------------
                                                     REGISTRANT






DATE:    NOVEMBER 12, 1997                           BY: /S/ MARK W. WESTER
                                                     MARK W. WESTER
                                                     CHIEF FINANCIAL OFFICER
                                                     (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                                                     PAPER (P) OR
-------                                                     ------------
NUMBER              DESCRIPTION                             ELECTRONIC (E)
------              -----------                             --------------





(27)                Financial Data Schedule                 E
                    (submitted to the Securities
                    and Exchange Commission in
                    Electronic Format)
