Form 10-Q
period 1998-03-31
WAXMAN USA INC
filed 1998-05-07
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                                --------------

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

100 shares of Common Stock, $.01 par value, were outstanding as of May 4, 1998.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                                     PAGE
                                                                                     ----


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the Nine Months and
               Three Months Ended March 31, 1998 and 1997..........................    3

            Condensed Consolidated Balance Sheets -
               March 31, 1998 and June 30, 1997....................................    4-5

            Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended March 31, 1998 and 1997 ..........................    6

            Notes to Condensed Consolidated Financial Statements...................    7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................    10-14


PART II. OTHER INFORMATION

Item 5.  Other Information ........................................................    15


Item 6.  Exhibits and Reports on Form 8-K..........................................    15


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (IN THOUSANDS)


                                                           Nine Months            Three Months
                                                           -----------            ------------
                                                        1998        1997        1998        1997
                                                        ----        ----        ----        ----

Net sales                                             $79,409     $92,999     $24,444     $28,422

Cost of sales                                          52,000      62,945      15,900      19,149
                                                      -------     -------     -------     -------

Gross profit                                           27,409      30,054       8,544       9,273

Selling, general and administrative expenses           19,712      22,475       6,522       7,463

Restructuring and non-recurring charges                   133        --          --           --

Corporate charge                                        2,524       2,463         859         813
                                                      -------     -------     -------     -------

Operating income                                        5,040       5,116       1,163         997

Equity earnings of Barnett                              4,622       4,394       1,454       1,548

Interest expense, net                                   4,123       5,326       1,439       1,947
                                                      -------     -------     -------     -------

Income before income taxes and extraordinary loss       5,539       4,184       1,178         598

Provision for income taxes                              2,114         686         449         220
                                                      -------     -------     -------     -------

Income before extraordinary loss                        3,425       3,498         729         378

Extraordinary loss, net of tax                            115          --          --          --
                                                      -------     -------     -------     -------

Net income                                            $ 3,310     $ 3,498     $   729     $   378
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                     ASSETS




                                                             March 31,      June 30,
                                                               1998          1997
                                                            (Unaudited)    (Audited)
                                                            -----------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                  $    715      $  9,326
  Trade receivables, net                                       15,552        13,617
  Other receivables                                             2,171         2,828
  Inventories                                                  27,257        24,411
  Prepaid expenses                                              2,149         2,143
  Net assets held for sale                                        -           3,945
                                                             --------      --------
  Total current assets                                         47,844        56,270
                                                             --------      --------

INVESTMENT IN BARNETT                                          27,922        22,700
                                                             --------      --------

PROPERTY AND EQUIPMENT:
  Land                                                            423           482
  Buildings                                                     4,010         4,009
  Equipment                                                    11,996        10,917
                                                             --------      --------
                                                               16,429        15,408
  Less accumulated depreciation and amortization               (7,938)       (7,065)
                                                             --------      --------
  Property and equipment, net                                   8,491         8,343
                                                             --------      --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET        8,256         8,771
UNAMORTIZED DEBT ISSUANCE COSTS, NET                              637         1,043
OTHER ASSETS                                                    2,168           817
                                                             --------      --------
                                                             $ 95,318      $ 97,944
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                      March 31,       June 30,
                                                        1998           1997
                                                     (Unaudited)     (Audited)
                                                       --------      --------
CURRENT LIABILITIES:
  Current portion of long-term debt                    $ 13,148      $  5,920
  Accounts payable                                        9,561         8,615
  Accrued liabilities                                     6,415         8,570
  Accrued income taxes payable                              905            46
  Accrued interest                                          387         1,807
                                                       --------      --------
      Total current liabilities                          30,416        24,958
                                                       --------      --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                630           307

SENIOR NOTES                                             35,855        47,855

SENIOR SUBORDINATED NOTES                                   895           895


STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                    -             -
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and
    outstanding                                             -             -
  Advances to Waxman Industries, Inc.                   (12,926)      (13,903)
  Paid-in capital                                        21,462        21,462
  Retained earnings                                      20,021        16,711
                                                       --------      --------
                                                         28,557        24,270
  Cumulative currency translation adjustment             (1,035)         (341)
                                                       --------      --------

    Total stockholder's equity                           27,522        23,929
                                                       --------      --------
                                                       $ 95,318      $ 97,944
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                    1998         1997
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                     $  3,310      $  3,498
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Extraordinary loss - deferred financing cost write-off          115           -
      Equity earnings of Barnett                                   (4,622)       (4,394)
      Depreciation and amortization                                 1,752           905
       Other non-cash charges                                         -             (49)
  Changes in assets and liabilities:
    Trade receivables, net                                         (1,935)       (2,198)
    Other receivables                                                 657           -
    Inventories                                                    (2,846)        1,744
    Prepaid expenses and other assets                                (901)        1,022
    Accounts payable                                                  946        (2,826)
    Accrued liabilities                                            (2,155)       (3,104)
    Accrued income taxes                                              859           296
    Accrued interest                                               (1,420)         (338)
    Other, net                                                       (694)          (35)
                                                                 --------      --------
      Net Cash Used in Operating Activities                        (6,934)       (5,479)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net cash proceeds from sale of business                           3,203           -
  Capital expenditures, net                                        (1,408)       (1,084)
                                                                 --------      --------
      Net Cash Provided by (Used in) Investing Activities           1,795        (1,084)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                               80,376        93,485
  Payments under credit agreements                                (73,148)      (84,944)
  Repurchase of Senior Notes                                      (12,000)          -
  Borrowings (Repayments)of long-term debt                            323           (45)
  Advances from (to) parent                                           977        (2,003)
                                                                 --------      --------
      Net Cash Provided by (Used in) Financing Activities          (3,472)        6,493
                                                                 --------      --------

NET DECREASE IN CASH                                               (8,611)          (70)

BALANCE, BEGINNING OF PERIOD                                        9,326         2,453
                                                                 --------      --------

BALANCE, END OF PERIOD                                           $    715      $  2,383
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

                             MARCH 31, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of March 31, 1998, Waxman USA owned approximately 44.6% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months and nine months ended March 31, 1998 and 1997, the condensed balance sheet as of March 31, 1998 and the condensed statements of cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto, included in the Company's Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black and bronze pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        The Company currently owns 44.6% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 64,000 active customers throughout the United States. Barnett offers approximately 11,600 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. In the three months and nine months ended March 31, 1998, the Company recognized $1.5 million and $4.6 million in equity income from this investment, respectively.

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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $48.3 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1997, which expire between 2009 and 2010. Upon consummation of the Barnett Initial Public Offering, Barnett is no longer included in the consolidated tax group. The Company's liability for taxes at March 31, 1998 includes state and various foreign taxes. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         Deferred taxes and amounts payable to Waxman Industries, are included in Advances to Waxman Industries in the accompanying condensed consolidated balance sheets.

NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.6%, of the Barnett Common Stock as of March 31, 1998, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan to Barnett (see Note 5). The market value of the Barnett Common Stock owned by the Company at March 31, 1998 was $154.5 million, valued as of the closing sales price on such date of $21.50, in comparison to the Company's carrying value of $27.9 million.

         The following table presents unaudited summary financial data for Barnett at March 31, 1998 and for the nine months then ended (in thousands of dollars):


Statement of income data:             Balance sheet data:

Net sales            $ 148,001        Working capital          $ 49,223
Operating income        17,022        Total assets               94,597
Net income              10,405        Stockholders' equity       71,822

NOTE 5 - SALE OF  DIVISIONS
         ------------------

         Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. The Company's loss on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses, was approximately $0.1 million. The Company owned a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company consummated the sale of this facility in the first quarter of fiscal 1998 and received the proceeds in October 1997. Included in the quarter and nine months ended March 31, 1997 are net sales for LeRan of $2.8 million and $11.1 million and operating income of $25,000 and $0.6 million, respectively.

         In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The sale of Madison resulted in a loss of $0.7 million, which was included as a non-recurring charge in the quarter ended June 30, 1997. Included in the quarter and nine months ended March 31, 1997 are net sales for Madison of $1.7 million and $5.0 million and operating income of $49,000 and $0.2 million, respectively.

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


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended March 31, 1998 and 1997 included interest of $2.3 million and $2.9 million, respectively. Cash payments during the nine months ended March 31, 1998 and 1997 included interest of $5.4 million and $6.1 million, respectively. The Company paid no federal income taxes in the three months and nine months ended March 31, 1998 or in the three months ended March 31, 1997. The Company paid $0.5 million in federal income tax in the nine months ended March 31, 1997. Waxman USA's cash flow, within certain restrictions, is upstreamed to Waxman Industries to service interest payments and administrative costs.


NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE
         ------------------------------------

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.


NOTE 9 - SEGMENT INFORMATION
         -------------------

         The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvanized and black pipe nipples and malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).




Nine months and quarter ended
-----------------------------                        Foreign
March 31, 1998 and 1997         Distribution         Sourcing           Other          Elimination            Total
-----------------------         ------------         --------           -----          -----------            -----

Reported net sales:
Fiscal 1998 nine months           $ 63,107          $ 30,064              --             $(13,762)          $ 79,409
Fiscal 1997 nine months             78,684            26,186              --              (11,871)            92,999

Fiscal 1998 quarter                 20,037             8,098              --               (3,691)            24,444
Fiscal 1997 quarter                 24,062            12,826              --               (8,466)            28,422


Operating income (loss):
Fiscal 1998 nine months           $  5,027          $  2,537          $ (2,524)              --             $  5,040
Fiscal 1997 nine months              5,952             1,627            (2,463)              --                5,116

Fiscal 1998 quarter                  1,325               697              (859)                                1,163
Fiscal 1997 quarter                  1,413               397              (813)                                  997


Identifiable assets:
March 31, 1998                    $ 49,912          $ 16,846          $ 28,560               --             $ 95,318
June 30, 1997                       48,836            16,449            32,659               --               97,944




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

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------


Net Sales
---------

         Net sales for the fiscal 1998 third quarter ended March 31, 1998 totaled $24.4 million, a decrease of $4.0 million from the $28.4 million for the comparable quarter in fiscal 1997. Included in the prior year third fiscal quarter were net sales of $4.4 million for LeRan and Madison, which were recently sold by the Company.

Excluding the sales from those operations, comparable net sales increased by $0.4 million, or 1.8%. U.S. Lock recorded a net sales increase for the fiscal 1998 third quarter, in comparison to the same period last year, of 22.6%, while the Company's foreign sourcing operations reported a slight increase during the same period. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $0.6 million, or 4.4%, primarily due to the closing of select stores by Builders Square and due to lower purchases in certain product categories by certain retailers, which we believe are attributable to their inventory management efforts.

Gross Profit
------------

         Gross profit margin increased to 34.9% from 32.6%, but gross profit decreased to $8.5 million for the three months ended March 31, 1998 as compared to $9.3 million for the corresponding quarter in the prior fiscal year. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $1.1 million in gross profit in the quarter ended March 31, 1997, at an average gross profit margin of 25.1%. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the fiscal 1998 third quarter as compared to the same quarter last year. The improvement is also due to a combination of product mix, price increases and lower costs on certain products manufactured in China.


Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $7.5 million for the quarter ended March 31, 1997 to $6.5 million for the current quarter ended March 31, 1998. As a percentage of sales, SG&A expenses increased from 26.3% for the fiscal 1997 third quarter to 26.7% for the fiscal 1998 third quarter. All of the expense reductions relate to LeRan and Madison's results not being included in the fiscal 1998 third quarter. Excluding the operations sold, SG&A expenses were $6.5 million for the quarter ended March 31, 1998, as compared to $6.4 million for the quarter ended March 31, 1997. However, as a percentage of net sales, SG&A expenses decreased from 26.8% to 26.7%, principally due to the net sales increases at the continuing operations.



Equity Earnings of Barnett
--------------------------

The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $1.5 million for the quarter ended March 31, 1998. For the comparable quarter in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $1.5 million.


Interest Expense
----------------

         For the quarter ended March 31, 1998, interest expense totaled $1.4 million, a decrease of $0.5 million from the $1.9 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the current year's quarter amounted to $49.5 million, with a weighted average interest rate of 10.6%, as compared to $67.7 million in the same quarter last year with weighted average interest rate of 10.5%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.4 million and $0.2 million for the third quarter of fiscal 1998 and 1997, respectively. The provision for the current quarter primarily represents Waxman USA's tax provision on a stand-alone basis, including state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

Net Income
----------

         The Company's net income for the quarter ended March 31, 1998 amounted to $0.7 million as compared to $0.4 million in the fiscal 1997 third quarter.


FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------

Net Sales
---------

         Net sales for the nine months ended March 31, 1998 totaled $79.4 million, a decrease of $13.6 million from the $93.0 million for the comparable period in fiscal 1997. Included in the prior year nine month period were net sales of $16.1 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by $2.5 million, or 3.2%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the nine month period in fiscal 1998, in comparison to the same period last year, of 22.0% and 13.9%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $2.0 million, or 4.4%, principally due to the loss of net sales of $1.1 million to Ernst, which closed its operation in the first quarter of fiscal 1997 and lower sales to Builders Square due to the closing of selected stores by the retailer.

Gross Profit
------------

         The gross profit margin for the nine months ended March 31, 1998 increased to 34.5% from 32.3% for the nine months ended March 31, 1997. However, gross profit decreased to $27.4 million for the current nine month period as compared to $30.1 million for the nine months ended March 31, 1997. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $3.9 million in gross profit in the nine months ended March 31, 1997, at an average gross profit margin of 24.5%. Excluding those operations, gross profit for the nine months ended March 31, 1998 improved by $1.3 million and the gross profit margin improved from 34.0% to 34.5% in comparison to the same period last year. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the nine months ended March 31, 1998 as compared to the same period last year. The improvement is also due to a combination of product mix, price increases and lower costs on certain products manufactured in China.


Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses decreased from $22.5 million for the nine months ended March 31, 1997 to $19.7 million for the nine month period ended March 31, 1998. All of the expense reductions relate to the elimination of LeRan and Madison's results in the fiscal 1998 period. As a percentage of sales, SG&A expenses increased from 24.2% for the nine month period in fiscal 1997 to 24.8% for the nine month period in fiscal 1998. Excluding the operations sold, SG&A expenses increased from $19.3 million to $19.7 million for the nine months ended March 31, 1997 and 1998, respectively. However, as a percentage of sales, the ratio improved from 25.1% to 24.8% due to an increase in net sales at the continuing businesses.



Restructuring and Non-recurring Charges
---------------------------------------

         In the nine months ended March 31, 1998, the Company recorded a non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business and other closing costs.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $4.6 million for the nine months ended March 31, 1998. For the comparable period in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $4.4 million.


Interest Expense
----------------

         For the nine months ended March 31, 1998, interest expense totaled $4.1 million, a decrease of $1.2 million from the $5.3 million in the comparable period last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the nine months ended March 31, 1998 amounted to $48.0 million, with a weighted average interest rate of 10.7%, as compared to $71.0 million in the same period last year with weighted average interest rate of 10.3%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $2.1 million and $0.7 million for the nine months ended March 31, 1998 and 1997, respectively. The provision for the current period primarily represents Waxman USA's tax provision on a stand alone basis, including state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes..


Extraordinary Loss
------------------

         In the nine months ended March 31, 1998, the Company incurred an extraordinary charge of $0.2 million, before an income tax benefit of $0.1 million, associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note
6)

Net Income
----------

         The Company's net income for the nine months ended March 31, 1998 amounted to $3.3 million as compared to $3.5 million for the same period last year. Included in the fiscal 1998 results is an extraordinary charge of $0.1 million from the write-off of deferred financing costs and the non-recurring charges of $133,000.


B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At March 31, 1998, the Company had $11.8 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement and Term Loans (herein defined) have been classified as a current liability. The Company was in compliance with all loan covenants at March 31, 1998.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. At March 31, 1998, there were $5.0 million of Term Loans and $8.1 million of borrowings under the Credit Agreement outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

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

         The Company does not have any commitments to make substantial capital expenditures; however, during fiscal 1998, it has begun to modify its information technology systems and software to be Year 2000 compatible. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures. Of the capital expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance, which was completed in April 1998. Other operations of the Company are also working toward being Year 2000 compliant and the Company anticipates that all of its operations will complete the modifications before it impacts its operations.

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

         At March 31, 1998, the Company had working capital of $17.4 million and a current ratio of 1.6 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $6.9 million in the nine months ended March 31, 1998, principally due to an increase in trade receivables and inventory and a decrease in accrued liabilities and accrued interest. Also affecting net cash used for operations was $4.6 million in equity earnings of Barnett. Cash flow provided by investments totaled $1.8 million, primarily attributable to the proceeds from the sale of LeRan to Barnett for $3.2 million in cash and $0.6 million in Barnett Common Stock, which was partially offset by capital expenditures of $1.4 million. Cash flow used for financing activities totaled $3.5 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


         All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1998 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                       WAXMAN USA INC.
                                       ---------------
                                       REGISTRANT






DATE:    MAY 6, 1998          BY: /S/ MARK W. WESTER
                                  -------------------------------
                                       MARK W. WESTER
                                       CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------







EXHIBIT                                                      PAPER(P) OR
-------                                                      -----------
NUMBER                     DESCRIPTION                       ELECTRONIC(E)
------                     -----------                       -------------





(27)                       Financial Data Schedule           E
                           (submitted to the Securities
                           and Exchange Commission in
                           Electronic Format)