Form 10-K405
period 1998-06-30
WAXMAN USA INC
filed 1998-09-24
CIK 1014372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM             TO

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

                  24460 AURORA ROAD,
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Registrant meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K and is therefore filing this form in reduced disclosure format.

         Number of shares of Common Stock outstanding as of September 14, 1998:

                               Common Stock                       100

     DOCUMENTS INCORPORATED BY REFERENCE

         Registrant has omitted information by Items 4, 10, 11, 12, and 13 of Form 10-K because Registrant meets the conditions set forth in General Instruction (I) (1)(a) and (b) of Form 10-K and is, therefore, filing this Report in reduced disclosure format. However, the information that has been omitted from this Report is included in the periodic reports of Waxman Industries, Inc. the parent of Registrant, filed in accordance with the Securities Exchange Act of 1934.

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

                                     PART I

ITEM 1.   BUSINESS

        GENERAL

        The Company is a direct wholly-owned subsidiary of Waxman Industries. The common stock of Waxman Industries trades on the New York Stock Exchange under the symbol "WAX." The Company believes it is one of the leading suppliers of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 7,600 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers. The Company's consolidated net sales were $105.7 million in fiscal 1998.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        At June 30, 1998, the Company owned 44.4% of Barnett Inc. ("Barnett"), a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States. Barnett offers approximately 11,900 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. Barnett's net sales for fiscal 1998 were $199.6 million. In fiscal 1998, the Company recognized $6.3 million in equity income from this investment.

         In April 1996, the Company completed an initial public offering of the common stock of Barnett (the "Barnett Common Stock"), reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interest to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership to the current level of 7,186,530 shares. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT"(R).

CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 6,200 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Kmart, Wal-Mart, Sears and Hechinger / Builders Square, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 12 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 1998 were $55.2 million.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two companies to form the nation's third largest home improvement chain. In fiscal 1997, Builders Square accounted for 21.9% of Consumer Products' net sales. The combined operations of Hechinger / Builders Square is Consumer Products' largest customer, accounting for approximately $11.7 million, or 21.1%, of its net sales in fiscal 1998. Net sales to the combined operations declined during fiscal 1998, with $5.1 million being sold in the last six months. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually. The supplier relationship is expected to change late in the second quarter of fiscal 1999. Due to the loss of this revenue base, Consumer Products has developed plans to reduce its cost structure to be more in line with its revenue base. The Company expects the impact to operating income to be approximately $0.8 million in fiscal 1999. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be additional material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

         In furtherance of its continuing efforts to improve Consumer Products' prospects, the Company has augmented certain existing product lines, streamlined its packaged plumbing product lines, enhanced the appearance and appeal of its existing plumbing product packaging and undertaken certain customer retention and development programs. The Company believes the redesign effort will help in its effort to diversify its customer base by attracting new business and retaining existing business. In order to minimize the financial impact on Consumer Products, the rollout of the package redesign program will continue into fiscal 1999.

         Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program, which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions included to simplify installation, even for the uninitiated D-I-Y consumer.

         Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment. During fiscal 1998, Consumer Products completed the modifications of all of its information systems to be Year 2000 compliant. Consumer Products operates and distributes its products through two strategically located distribution facilities in Cleveland, Ohio and Dallas, Texas. In

July 1998, Consumer Products announced its intention of moving its distribution warehouse from Cleveland, Ohio to a more modern and efficient center in Grove Port, Ohio, a suburb of Columbus. The Company expects the charges associated with this move will be approximately $1.3 million, including the write-off of specific tangible assets at its Cleveland warehouse. The cost savings of the new facility is expected to offset these charges in less than two years. The Company's non-warehouse functions will continue to be performed in Cleveland.

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

         Floor Protective Hardware Products. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels. In addition, a new line of surface protection products are being distributed under the proprietary trade name SoftTouch (TM).

WOC OPERATIONS

         The Company has two operations which are conducted through WOC. The more significant of the WOC operations is U.S. Lock, a full line supplier of security hardware products. WOC's other operation is its Medal Distributing division, a supplier of hardware products. In late fiscal 1997 and early fiscal 1998, two of WOC's divisions were sold, including the Madison Equipment division ("Madison"), a supplier of electrical products, which was sold in April 1997, and substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. WOC's net sales amounted to $28.0 million in fiscal 1998. In connection with management's strategic review of its wholly-owned operations and as a result of certain business factors affecting those operations in fiscal 1996, the Company recorded substantial charges, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities and a $12.1 million asset impairment charge at U.S. Lock. See Note 3B to the Consolidated Financial Statements.

         U.S. Lock

         U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Rx(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to existing customers and monthly promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to five.

         U.S. Lock believes that its business model has enabled it to become a cost-efficient, significant supplier of security hardware to the domestic professional market. U.S. Lock markets approximately 8,500 name brand and private label products through its approximately 500-page annual product catalog and through its telesales operations. U.S. Lock's 19 telesales representatives include knowledgeable security hardware professionals and customer service and support personnel that work together to serve customers by providing technical information and offering product advice. To attract new customers and provide special promotions to existing customers, U.S. Lock supplements its catalog by mailing promotional flyers, of which 18,000 were mailed on average each month in fiscal 1998. Approximately two-thirds of the monthly promotional flyers are sent to new business prospects, while the remaining are sent to active customers. In fiscal 1998, U.S. Lock increased its customer base by approximately 300 customers through such mailings. At June 30, 1998, U.S. Lock had approximately 6,200 customers. During fiscal 1997, U.S. Lock introduced its Rx "Dealer Only"
(TM) restricted keyway program, which is a completely integrated system of restricted cylinders and keys and exclusive lock line. The Company believes that this proprietary, comprehensive program aides in linking the dealer to U.S. Lock. U.S. Lock's strategy of being a low-cost, competitively priced supplier is facilitated by its ability to purchase in volume and its foreign sourcing capabilities. The success of the Rx program has increased the authorized dealers from 580 to 1,200 in the past three years. The Company believes that efficient growth in the security hardware business can be achieved through the expansion of product offerings and by adding knowledgeable telesales staff and additional distribution facilities. Accordingly, U.S. Lock expects to add approximately 6 telesales representatives a year for the next five years and also expects to open 6 to 8 additional distribution warehouses during the same period, while expanding its product offerings and customer base. The cost of opening a new 7,000 square foot warehouse is approximately $200,000, excluding inventory.

FOREIGN SOURCING OPERATIONS

         Through TWI, the Company conducts its foreign sourcing operations in Mexico, China and Taiwan, which support Consumer Products, WOC and Barnett. For the years ended June 30, 1998 and 1997, products purchased overseas, primarily from Taiwan, China and Mexico, accounted for approximately 24.0% and 36.0%, respectively, of the total product purchases made by the Company. For fiscal 1998, the operations owned by TWI had net sales of $39.2 million, of which $16.6 million were to Barnett and $16.7 million were intercompany transactions, which eliminate in consolidation.

         TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which source, manufacture, assemble and package plumbing products. In addition, a facility in Mainland China manufactures and packages plastic floor protective hardware products and another facility manufactures faucets. The Company believes that these facilities give it competitive advantages in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.

         Western American Manufacturing, Inc. ("WAMI"), a manufacturer of galvanized, black, brass, and chrome plumbing pipe nipples in Tijuana, Mexico, provides the Company vertical integration in the manufacture and distribution of pipe nipples. Pipe nipples are lengths of pipe which range from 1/2 of an inch to 10 feet long, threaded at each end. In order to take advantage of lower labor costs, the Company has relocated certain of its packaging operations to WAMI.

         Substantially all of the other products purchased by the Company are manufactured by third parties. The Company estimates that it purchases products and materials from approximately 600 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups. Fiscal 1998 and 1997 information does not include Barnett's net sales, which accounted for 70.5% of the electrical product sales in fiscal 1996. In fiscal 1996, Consumer Products eliminated its electrical product line.

                                            1998       1997        1996
                                           -----       ----       -----

          Plumbing                           63%        71%        71%
          Electrical                          1%         1%        12%
          Hardware                           36%        28%        17%
                                            ---        ---        ---
          Total net sales                   100%       100%       100%
                                            ===        ===        ===

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

         Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as '9802', formerly item `807', United States goods assembled abroad, and directly imported from China and Taiwan. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

         When the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country of origin of assembly. These restrictions may limit the amount of goods from a particular country that may be imported into the United States. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. Export visas for the goods purchased offshore by the Company are readily available.

         The above arrangements, both '9802' and quota restrictions, were superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA") and may be limited by revision or canceled at any time by the United States government. The Company does not believe that its relative competitive position is adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico is more competitive relative to importation from other exporting countries. As indicated above, many of the Company's imported goods are of Chinese origin. Favorable tariff rates under the tariff hearings for China are dependent upon review of most favored nations status (MFN) which has currently been extended, but there is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT - BARNETT AFFILIATE

         Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States. Barnett offers and promotes approximately 11,900 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. Barnett's staff of over 101 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 32 distribution centers strategically located in 32 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 500 domestic and foreign suppliers, including TWI.

         Barnett believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. Barnett's approximately 900-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. Barnett provides an updated version of its catalogs to its customers on average three times a year. To attract new customers and offer special promotions to existing customers, Barnett supplements its five comprehensive catalogs with monthly promotional flyers. Barnett mailed approximately 5.5 million promotional flyers during fiscal 1998, compared to approximately 4.3 million promotional flyers during fiscal 1997. Barnett's experienced and knowledgeable inbound telesales staff, located at Barnett's centralized headquarters in Jacksonville, Florida, uses Barnett's proprietary information systems to take customer orders as well as offer technical advice. Barnett's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. Barnett's high in-stock position and extensive national network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery. As a result of its emphasis on customer service, Barnett's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past three years.

         Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. As a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett to Barnett Common Stock during the fiscal 1996 fourth quarter, the Company beneficially owned approximately 49.9% of the Barnett Common Stock and, together with the convertible non-voting preferred stock of Barnett, approximately a 54% economic interest of the capital stock of Barnett at June 30, 1996. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering"; and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. The Company received a per share price of $17.50, before the underwriter's discount, resulting in $21.6 million of net proceeds. In July 1997, as a result of the sale of a substantial portion of the business of LeRan , one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. At June 30, 1998, the Company owned 44.4% of the outstanding shares of Barnett Common Stock. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT"(R).


COMPETITION

         The Company faces significant competition within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. The Company faces significant competition from smaller companies, which specialize in particular types of products and larger companies, which manufacture their own products and have greater financial resources than the Company. The Company believes that competition in sales to retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for packaging and merchandising for retailers.

EMPLOYEES

         As of June 30, 1998, the Company employed 754 persons, 125 of whom were clerical and administrative personnel, 71 of whom were sales service representatives and 558 of whom were either production or warehouse personnel. Sixty of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory. In July 1998, Consumer Products announced its intention of moving its distribution warehouse from Cleveland, Ohio to a more modern and efficient center in Grove Port, Ohio, a suburb of Columbus. The move, which will affect approximately 50 warehouse jobs, is expected to be complete in November 1998. Consumer Products is working with the union representatives and its membership to address severance and other employee benefit matters. The Company's non-warehouse functions will continue to be performed in Cleveland, while an equivalent number of warehouse positions will be created at the new distribution center.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products -- Products" and "WOC Operations."

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

SEASONALITY

         The Company's sales are generally consistent throughout its fiscal year, although the third fiscal quarter is generally weaker in sales than the other quarters.

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of June 30, 1998, certain information with respect to the Company's principal physical properties:

                                                                                                        LEASE
                                 APPROXIMATE                                                         EXPIRATION
    LOCATION                     SQUARE FEET                PURPOSE                                     DATE
    --------                     -----------                -------                                     ----

24455 Aurora Road                    125,000               Consumer Products Corporate                 6/30/02
Bedford Hts., OH (1)                                       Office and Distribution Center

902 Avenue T.                        108,000               Consumer Products                           5/31/00
Grand Prairie, TX (2)                                      Office and Distribution Center

24001 Aurora Road                     33,000               Consumer Products Corporate                 4/30/99
Bedford Hts., OH                                           Office and Distribution Center

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
Fu Ming County                                             Office, Packaging, Manufacturing              Owned
Shenzhen, P.R. China                                       and Distribution Center

113, 9 Sur Y 6 Oriente St., CD        41,000               WAMI                                        6/15/00
Industrial Mesa De Otay                                    Office and Manufacturing Center
Tijuana, Mexico

16002, 9 Sur St., CD                  37,000               WAMI                                        3/31/99
Industrial Mesa De Otay                                    Packaging Center
Tijuana, Mexico

9430 Cabot Drive                      13,000               WAMI Sales                                  1/31/00
San Diego, California                                      Office and Distribution Center

20052, 6 Oriente St., CD              12,000               WAMI                                 month-to-month
Industrial Mesa De Otay                                    Manufacturing Center                          lease
Tijuana, Mexico

(1)      Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. In July 1998, Consumer Products announced its intention of moving its warehouse to Grove Port, Ohio and will sublease the warehouse section of this facility. Rent expense under this lease was $314,150 in fiscal 1998, $314,150 in fiscal
         1997 and $314,200 in fiscal 1996.

(2)      The Company has the option to renew the lease for three additional five-year terms.

         In addition to the properties shown in the table, the Company operates 5 distribution centers ranging in size from 5,000 to 9,000 square feet.

         Handl-it Inc., a corporation owned by John S. Peters, a consultant to the Company, together with certain other members of his family and Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, provided Consumer Products with certain outside warehousing services under month-to-month rental arrangements for part of the year. Mr. Waxman acquired his interest in Handl-it Inc. in fiscal 1997. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. Rent expense under these lease arrangements was $30,000, $137,000 and $232,000 for fiscal 1998, 1997 and 1996, respectively.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the common stock of the Company. All of the issued and outstanding common stock of the Company is owned by Waxman Industries. The Company declared no dividends in fiscal 1998 or 1997. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                     FISCAL YEARS ENDED JUNE 30,

INCOME STATEMENT DATA (1):
(AMOUNTS IN THOUSANDS)                                                 1998          1997          1996       1995          1994
                                                                      -------       ------       -------       ----        ------
Net sales                                                            $105,662      $120,081      $235,067      $232,304    $213,571
Cost of sales                                                          69,429        86,425       160,556       152,368     140,262
                                                                     --------      --------      --------      --------    --------
Gross profit                                                           36,233        33,656        74,511        79,936      73,309
Selling, general and administrative expenses                           26,661        30,604        66,433        58,590      53,321
Corporate charge                                                        3,306         3,872         4,195         3,891       4,217
Restructuring and other non-recurring charges(2)                           24           746        19,507         2,779          --
                                                                     --------      --------      --------      --------    --------

       Operating  income (loss)                                         6,242        (1,566)      (15,624)       14,676      15,771
Gain on sale of Barnett stock(3)                                           --        16,693        65,917            --          --
Equity earnings of Barnett                                              6,341         5,843            --            --          --
Interest expense, net                                                   5,614         7,144        16,263        18,952      13,790
                                                                     --------      --------      --------      --------    --------
Income (loss) from continuing  operations before
income taxes,  minority  interest,  discontinued
operation,  extraordinary  loss  and  cumulative
effect of change in accounting                                          6,969        13,826        34,030        (4,276)      1,981
Provision  (benefit) for income taxes                                   2,659         4,671        17,019        (1,100)      1,100
                                                                     --------      --------      --------      --------    ---------
Income (loss) from continuing operations
before minority interest, discontinued
operation, extraordinary loss and cumulative effect of
change in accounting                                                    4,310         9,155        17,011        (3,176)        881
Minority interest in consolidated affiliate                                --            --           975            --          --
Discontinued operation (4):
  Reversal of loss (and loss) on  disposal,  net of tax                    --            --         6,600        (6,600)         --
                                                                     --------      --------      --------      --------    --------
Income  (loss)  before  extraordinary  loss  and
cumulative effect of  change in accounting                              4,310         9,155        22,636        (9,776)        881
Extraordinary loss, net of tax benefit (5)                                115            --         3,750            --          --

Cumulative  effect of change in accounting,  net
of tax benefit (6)                                                         --            --         4,928            --          --
                                                                     --------      --------      --------      --------    --------
Net income (loss)                                                     $ 4,195       $ 9,155      $ 13,958      $( 9,776)    $   881
                                                                     ========      ========      ========      ========    ========


BALANCE SHEET DATA:

Working capital                                                    $   17,345    $   31,312     $  51,712     $  22,522   $  39,933
Total assets                                                           96,732        97,944       133,063       154,769     167,334
Total long-term debt                                                   36,444        49,057        49,613        88,521      88,419
Stockholder's equity                                                   29,814        23,929        11,817       (20,025)     (1,090)


(1)      In fiscal 1997, due to the sale of additional shares in the Barnett Secondary Offering, the Company began to account for its remaining 44.5% ownership in Barnett under the equity method of accounting. Prior to the sale, the Company consolidated Barnett's results and recorded a minority interest charge for the portion of Barnett not owned by the Company. Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries, Inc.

(2)      In the first quarter of fiscal 1998, the Company recorded an estimated non-recurring charge of $133 for warehouse closure costs and other expenses associated with the sale of LeRan . In the fourth quarter of fiscal 1998, the estimated loss was adjusted to $24. In the fourth quarter of fiscal 1997, the Company sold Madison and recorded a loss on sale of $0.7 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 million asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121.  During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as
         Consumer Products' distribution network was downsized from four locations to three. See Note 3 to the Consolidated
         Financial Statements for further discussion of the fiscal 1997, 1996 and 1995 charges.

(3)      Reflects the gains on the Barnett Public Offerings as further described in Note 2 to the Consolidated Financial
         Statements.

(4)      Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products.

(5)      Represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal
         1998 and 1996, as further described in Notes 2 and 6 to the Consolidated Financial Statements.

(6)      See Note 5 to the Consolidated Financial Statements for a discussion  regarding the cumulative effect of a change in accounting for procurement costs of $4.9 million, net of applicable tax benefit of $3.3 million, in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments -- the distribution of specialty plumbing, security hardware and other products and the sourcing, manufacturing and packaging of plumbing and hardware products through its foreign operations. In fiscal 1998, approximately 41.4% and 44.4% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations and Barnett, respectively.

         The Company is the single largest stockholder of Barnett, owning 7.2 million shares, or 44.4% of the outstanding Barnett Common Stock at June 30, 1998. The market value of this equity investment is significantly greater than the carrying value. Until the Barnett Initial Public Offering in April 1996, Barnett was a wholly-owned subsidiary of the Company. The Barnett Initial Public Offering resulted in the sale of 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. The Company further reduced its interest in Barnett in April 1997 when it completed the Barnett Secondary Offering of 1.3 million shares of Barnett Common Stock for $17.50 per share, resulting in aggregate net proceeds of $21.6 million, and a net pre-tax gain of $16.7 million. As a result of the Barnett Secondary Offering and subsequent conversion of non-voting convertible preferred stock to Barnett Common Stock, the Company's economic ownership in Barnett was reduced from approximately 54% to approximately 44.5% and the Company began accounting for its interest in Barnett under the equity method of accounting, restating the results for each of the quarters of fiscal 1997. An historic overview of other recent strategic developments in the Company are summarized below.

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

         In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus on Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities, was recorded by Consumer Products in operating results during the fiscal 1996 third and fourth quarters, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charge, comprised of $7.7 million and $4.2 million recorded in the fiscal 1996 third and fourth quarters, respectively, included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

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
                                                              =====

         EXITING PRODUCT LINES: In furtherance of its efforts to strengthen the Consumer Products business, in fiscal 1996, the Company decided to eliminate Consumer Products' electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge in fiscal 1996 was primarily for the write-down of related inventory, which was disposed of prior to June 30, 1997.

         WAREHOUSE CLOSURE COSTS: During the fourth quarter of fiscal 1996, the Company downsized Consumer Products' distribution network from three locations to two and, as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million. All of the costs associated with this lease have been paid as of June 30, 1998.

         REDUCTION OF EXCESS CAPACITY: In fiscal 1996, with the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As a result, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         OTHER: In connection with the strategic review in fiscal 1996, a division of WOC discontinued certain product offerings, which resulted primarily in a write-down of inventory and excess equipment.

         ASSET IMPAIRMENT: The fiscal 1996 asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company expensed $9.8 million of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

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

         The Company recorded an extraordinary charge of approximately $3.8 million, net of applicable income tax benefit of $2.5 million in fiscal 1996 related to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid and/or refinanced in connection with the Barnett Initial Public Offering, the Private Exchange Offer not yet defined and a credit facility (the "Credit Agreement") entered into by Consumer Products and WOC with BankAmerica Business Credit, Inc. ("BankAmerica").

         In fiscal 1997, the Company recorded charges totaling $6.4 million, including adjustments to cost of sales of $4.3 million, SG&A (as hereinafter defined) expenses of $1.8 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $0.7 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily related to inventory adjustments and charges for valuation reserves. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4 to the Consolidated Financial Statements).

         In April 1997, Madison, a supplier of electrical products, was sold for $2.0 million, and in July 1997, substantially all of the business of LeRan, a supplier of copper tubing, brass fittings and other related products was sold to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction.

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

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's Corporate office is in the process of converting to this J.D. Edwards package and should complete the conversion in the fourth quarter of calendar 1998. Currently, U.S. Lock contracts with Barnett for its information system, accounting and certain other administrative functions. In July 1998, U.S. Lock hired a Vice President of MIS and engaged third party vendors to customize a Year 2000 compliant software package designed for distributors. The system, which will operate on a Windows NT platform, will be operational before June 30, 1999. The cost of the hardware, software and customization of approximately $650,000, is expected to be financed through a lease. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is being tested. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of a minor upgrade to be Year 2000 compliant. These modifications are expected to be completed in fiscal 1999 and financed through working capital with minimal cost. The Company's operations have developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

         Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's Consolidated Statements of Operations as a percentage of net sales:


                                                                         Fiscal Year Ended June 30,
                                                                        --------------------------

                                                                     1998          1997          1996
                                                                     ----          ----          ----
Net sales                                                            100.0%        100.0%        100.0%

Cost of sales                                                         65.7%         72.0%         68.3%

Gross profit                                                          34.3%         28.0%         31.7%

Selling, general and administrative
  expenses                                                            25.3%         25.5%         28.2%

Corporate charge                                                       3.1%          3.2%          1.8%



Restructuring and other non-recurring charges
                                                                      0.0%               0.6%                8.3%

Operating income (loss)                                               5.9%              (1.3%)              (6.6%)

Gain on sale of Barnett stock                                          --               13.9%               28.0%

Equity earnings of Barnett                                            6.0%               4.8%                 --

Interest expense, net of interest income                              5.3%               5.9%                6.9%

Income from continuing operations before
income taxes, minority interest,
discontinued operation, extraordinary  loss
and cumulative effect of change in accounting                         6.6%              11.5%               14.5%


Provision for income taxes                                            2.5%               3.9%                7.3%

Income from continuing operations before
minority interest, discontinued operation,
extraordinary loss and cumulative effect of
change in accounting                                                  4.1%               7.6%                7.2%

Minority interest in consolidated affiliate                            --                 --                 0.4%

Reversal of loss on disposal of business, net of tax                   --                 --                 2.8%

Income before extraordinary loss and
cumulative effect of change  in accounting                            4.1%               7.6%                9.6%

Extraordinary loss, net of tax benefit                                0.1%                --                 1.6%

Cumulative effect of change in
accounting, net of tax                                                 --                 --                 2.1%

Net income                                                            4.0%               7.6%                5.9%



YEAR ENDED JUNE 30, 1998 VS. YEAR ENDED JUNE 30, 1997

NET SALES

        Net sales of the Company's wholly-owned operations for fiscal 1998 of $105.7 million increased by $4.4 million or 4.3% in comparison to fiscal 1997, excluding the disposed operations of Madison and LeRan. The increase in fiscal 1998 net sales is attributable to an increase of 21.5% at U.S. Lock and 22.4% at the Company's foreign sourcing and manufacturing operations. Increases from these operations were partially offset by a 5.2% decrease at Consumer Products. Net sales for fiscal 1997, including $18.8 million in sales from the disposed operations, amounted to $120.1 million. Madison was sold in April 1997, while substantially all of LeRan's gas products business was sold to Barnett on July 1, 1997. LeRan's malleable fitting business was transferred to WAMI's sales division as a result of this sale.

         The growth at U.S. Lock is the result of an increase in the size of its professional telesales staff, additional sales from its monthly promotional flyer program, an increase in new products and the success of its Rx "Dealer Only" (TM) restricted keyway program. In the fourth quarter of fiscal 1998, U.S. Lock also moved a distribution center from Sacramento to Ontario, California, near Los Angeles, which is expected to be a stronger market for its products. In addition, U.S. Lock's fiscal 1998 net sales increase benefited from a full year of operations of its fifth warehouse, which was opened in Charlotte, North Carolina, in March 1997. The increase in sales at the Company's foreign sourcing operations is primarily the result of an increase in sales to Barnett. However, the foreign operation supplying pipe nipples to Barnett experienced a reduction in sales for the second half of the fiscal year due to the loss of one of Barnett's pipe nipple customers. Until those pipe nipple sales are replaced by sales to other customers, the Company expects its WAMI operation to have approximately $1.5 million less in annual sales. Sales for the Company's Consumer Products operation decreased $3.0 million in fiscal 1998, primarily due to the closing of select stores by Hechinger / Builders Square, the inclusion of $1.1 million in fiscal 1997 sales to Ernst, which was lost as a customer due to its bankruptcy and a reduction in purchases by Kmart due to its inventory management program. In August 1998, Consumer Products was informed that it would only retain the bulk plumbing portion of its business with Hechinger / Builders Square.

        The trend in the retail market is to develop direct relationships with foreign sources, including foreign sourcing operations similar to those owned by the Company. The Company will utilize its foreign sourcing operations to obtain new business when our domestic operation is unable to compete, and therefore, has placed an emphasis on developing business outside of the intercompany and affiliated company arrangements for the foreign sourcing operations. This effort is expected to be of increasing importance in future results as more retailers emphasize direct import relationships. The Company believes sales from its foreign sourcing operations will continue to increase to both Barnett, due to its growth, and through direct sales to non-affiliated operations.

  GROSS PROFIT

        Gross profit for the Company's wholly-owned operations amounted to $36.2 million in fiscal 1998, an increase of $2.5 million over the $33.7 million for fiscal 1997. The gross profit margin for the wholly-owned operations increased to 34.3% in fiscal 1998 from 28.0% for the wholly-owned operations in fiscal 1997. The relatively low gross profit margin in fiscal 1997 was due to $4.3 million of charges, including $4.2 million at Consumer Products, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the gross profit margin in fiscal 1997 was lower due to the inclusion of LeRan and Madison, which were lower margin businesses. Excluding the disposed operations, gross profit margin for fiscal 1997 would have been 28.7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses of the wholly-owned operations decreased by $3.9 million, or 12.9%, to $26.7 million in fiscal 1998 from $30.6 million in fiscal 1997. The fiscal 1997 SG&A expenses included $3.9 million of SG&A expenses from the disposed operations and $1.8 million of year end adjustments. As a percentage of net sales, SG&A expenses were 25.3% in fiscal 1998 compared to 25.5% for the wholly-owned operations in fiscal 1997. The fiscal 1997 percentage, excluding the disposed operations, would have been 26.3%.

CORPORATE CHARGE

        Corporate charge decreased to $3.3 million, or 3.1% of net sales for the wholly-owned operations in fiscal 1998 compared to $3.9 million, or 3.2% of net sales for the wholly-owned operations in fiscal 1997. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities.

INTEREST EXPENSE

        Interest expense decreased slightly to $5.6 million for fiscal 1998 from $7.1 million in the prior year. Average borrowings decreased to $49.1 million in fiscal 1998 from $62.8 million in fiscal 1997 and the weighted average interest rate decreased from 10.9% to 10.7% during the same period. The decrease in average borrowings is due to the repayment of indebtedness with a portion of the net proceeds from the Barnett Secondary Offering, which caused an improvement for most of the fiscal 1998 period. The weighted average interest rate decreased due to the retirement of 11 1/8% Senior Notes, which have a higher interest rate than the average rate of the remaining debt.

OPERATING INCOME AND INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

        Operating income for fiscal 1998 improved to $6.2 million, from the loss of $1.6 million in fiscal 1997. Fiscal 1997 results included approximately $6.4 million in year end adjustments, described in Note 3 to the Consolidated Financial Statements. Excluding the year end adjustments in fiscal 1997, operating income improved by 29.2% in fiscal 1998 over the prior year. Consumer Products, U.S. Lock and the foreign sourcing operations contributed to the improvement. The continued growth of U.S. Lock, which has been a consistent contributor to operating income over the past three years, has resulted in an improvement in the operating income of the Company. The Company's foreign sourcing operations have benefited from the growth of Barnett, which accounts for nearly all of their external sales. An additional factor in the improvement of the foreign sourcing operations has been the foreign currency devaluation. Since the foreign operations contract their sales in U.S. dollars, they have benefited by using less dollars to purchase goods and pay for labor in local currencies.

        Pre-tax results decreased from income of $13.8 million in fiscal 1997 to income of $7.0 million in fiscal 1998, primarily due to the net pre-tax gain of $16.7 million from the Barnett Secondary Offering completed in April 1997. Excluding the $16.7 million gain on the sale of Barnett Common Stock and the $6.4 million in year end adjustments in fiscal 1997, the comparable pre-tax income would have been $3.5 million for fiscal 1997. The pre-tax results for fiscal 1998 and 1997 included $6.3 million and $5.8 million of equity income from the Company's investment in Barnett, respectively.

INCOME TAXES

        The provision for income taxes was $2.7 million in fiscal 1998 as compared to $4.7 million in fiscal 1997. The effective tax rate in fiscal 1998 was 38.2% as compared to 33.8% in fiscal 1997. Differences between the effective tax rate and the statutory rate are primarily the result of state and foreign taxes and goodwill amortization, which is not deductible for tax purposes.

YEAR ENDED JUNE 30, 1997 VS. YEAR ENDED JUNE 30, 1996

NET SALES

        The net sales of the Company's wholly-owned operations increased $12.4 million to $120.1 million in fiscal 1997 from $107.7 million in the prior year. The increase in fiscal 1997 net sales was attributable to a 21.9% increase at U.S. Lock and net sales of $13.7 million from the Company's foreign sourcing operations to Barnett, which were no longer eliminated as intercompany sales. Excluding the foreign sourcing sales to Barnett, net sales for the Company's other wholly-owned operations decreased $1.3 million, primarily due to a decrease at Consumer Products which more than offset the net sales increase at U.S. Lock. Fiscal 1996 consolidated net sales, which included Barnett, were $235.1 million.

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

        WOC's net sales decreased $0.1 million, or 0.2%, to $43.5 million in fiscal 1997 from $43.6 million in the prior year. The decrease at WOC was primarily due to lower sales at LeRan and the sale of Madison. U.S. Lock reported improved results with net sales in fiscal 1997 of $18.7 million, a 21.9% increase over fiscal 1996. U.S. Lock's improvement was primarily due to the increase in its telesales effort, new product offerings, expanded mailings of its catalog and promotional flyers and the introduction of its Rx "Dealer Only"(TM) program. The opening of U.S. Lock's fifth warehouse in March 1997 was not a significant factor in the fiscal 1997 sales growth. WOC's net sales decrease was primarily due to decreases in comparison to the prior year at Madison, which was sold in April 1997, with sales for the first nine months in fiscal 1997 of $5.0 million as compared to $6.0 for the full year in fiscal 1996. WOC's sales also decreased due to lower sales at LeRan, with sales of approximately $13.8 million in fiscal 1997 as compared to $16.3 million in the prior year. Substantially all of LeRan's gas products business was sold to Barnett on July 1, 1997, with LeRan's malleable fitting business being transferred to another of the Company's divisions.

        Net sales for the foreign sourcing operations in fiscal 1997 amounted to $18.4 million, of which $13.7 million represented sales to Barnett. In prior years, sales to Barnett were eliminated as intercompany sales.

GROSS PROFIT

        The gross profit of the wholly-owned operations decreased to 28.0% in fiscal 1997 from 29.6% for the wholly-owned operations only in fiscal 1996, due to $4.3 million of charges in fiscal 1997, including $4.2 million at Consumer Products relating to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. The fiscal 1996 gross profit included charges of $6.9 million to cost of goods sold for certain inventory carrying costs as a result of management's strategic review of Consumer Products' business. Barnett's gross profit margins were higher than those of the Company's wholly-owned operations and were 34.2% and 33.5% in fiscal 1997 and 1996, respectively. The gross profit margins of WOC's operations improved to 28.5% from 26.4%, primarily due to U.S. Lock representing a larger portion of WOC's sales. The gross margin for the foreign sourcing operations is not a valuable measurement tool because a significant portion of their sales are made to intercompany operations and eliminated in consolidation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        SG&A expenses of the wholly-owned operations decreased by $9.0 million, or 22.6%, to $30.6 million in fiscal 1997 from $39.6 million in fiscal 1996. The fiscal 1997 SG&A expenses included $1.8 million of year end adjustments. As a percentage of net sales, these expenses represented 25.5% in fiscal 1997 compared to 36.7% for the wholly-owned operations in fiscal 1996. The prior year percentage would have been 29.4%, excluding charges due to management's strategic review of its wholly-owned operations which resulted in charges at Consumer Products of $5.0 million and $2.9 million at the Company's other wholly-owned operations. Fiscal 1996 SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily due to the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with specific customers undertaking Chapter 11 proceedings. Excluding the charges for management's strategic review in fiscal 1996, SG&A expenses in fiscal 1997 decreased by $1.1 million.

CORPORATE CHARGE

        Corporate charge decreased to $3.9 million, or 3.2% of net sales for the wholly-owned operations in fiscal 1997 compared to $4.2 million, or 3.9% of net sales for the wholly-owned operations in fiscal 1996. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities. The percentage decrease between years was a result of the increase in net sales of the wholly-owned operations.

INTEREST EXPENSE

        Interest expense decreased to $7.1 million for fiscal 1997 from $16.3 million in the prior year. Average borrowings decreased from $126.5 million to $62.8 million between years and the weighted average interest rate decreased from 11.7% to 10.9% during the same period. The decrease in average borrowings was due to the repayment of indebtedness with a portion of the net proceeds from the Barnett Initial Public Offering, which caused an improvement for the entire fiscal 1997 period. The Barnett Secondary Offering in April 1997 and the subsequent purchase and redemption of a portion of the Senior Notes, as well as the sale of Madison, primarily impacted fiscal 1998 results because the Senior Notes were not redeemed until after June 30, 1997. However, the Company benefited from lower interest from the reduction in its borrowings under the bank credit facility and from interest income of $0.1 million from excess proceeds invested during the fourth quarter of fiscal 1997.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

        Pre-tax income decreased to $13.8 million in fiscal 1997 from $34.0 million in fiscal 1996. In fiscal 1997, the Company recorded a net pre-tax gain of $16.7 million from the Barnett Secondary Offering completed in April 1997, in comparison to the $65.9 million net pre-tax gain on the sale of Barnett Common Stock in the Barnett Initial Public Offering in April 1996. Fiscal 1997 results also included $5.8 million of equity income from the Company's investment in Barnett, whose results were consolidated in the previous year. The fiscal 1996 pre-tax gain on the sale of Barnett Common Stock was partially offset by the restructuring and asset impairment loss and other charges recorded by the Company's operations. Pre-tax results included foreign operations income of $1.4 million in fiscal 1997 and a loss of $1.3 million in fiscal 1996. The improvement in foreign operations' results between years was primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity, and the increase in sales to non-affiliated companies at a higher margin.

INCOME TAXES

        The provision for income taxes was $4.7 million in fiscal 1997 as compared to $17.0 million in fiscal 1996. The effective tax rate in fiscal 1997 was 33.8% as compared to 50.0% in fiscal 1996. Differences between the effective tax rate and the statutory rate were primarily the result of state and foreign taxes and goodwill amortization, which was not deductible for tax purposes.

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

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). As of June 30, 1998, the Company had $9.8 million in borrowings under the revolving credit line of the credit facility and had approximately $11.3 million available under such facility. At June 30, 1998, there were $5.0 million of Term Loans outstanding. The Credit Agreement and Term Loans, which were to expire on May 31, 1999, have been extended by BankAmerica until July 15, 1999.

         The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) BankAmerica's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.4 million was outstanding at June 30, 1998. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and the Waxman Industries, Inc. 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at June 30, 1998. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities.

                  Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and U.S. Lock for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 18.2% and 16.5% of net sales for Consumer Products in fiscal 1998 and fiscal 1997, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two companies to form the nation's third largest home improvement chain. In fiscal 1997, Builders Square accounted for 21.9% of Consumer Products' net sales. The combined operations of Hechinger / Builders Square is Consumer Products' largest customer, accounting for approximately $11.7 million, or 21.1%, of its net sales in fiscal 1998. Net sales to the combined operations declined during fiscal 1998, with $5.1 million being sold in the last six months. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually. The supplier relationship is expected to change late in the second quarter of fiscal 1999. Due to the loss of this revenue base, Consumer Products has developed plans to reduce its cost structure to be more in line with its revenue base. The Company expects the impact to operating income to be approximately $0.8 million in fiscal 1999. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be additional material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

         The Company paid no federal taxes for the year ended June 30, 1998, due to Waxman Industries' net loss for the year.

         The Company does not have any commitments to make substantial capital expenditures; however, it plans to spend approximately $2.0 million in capital expenditures in fiscal 1999. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's Corporate office is in the process of converting to this J.D. Edwards package and should complete the conversion in the fourth quarter of calendar 1998. Currently, U.S. Lock contracts with Barnett for its information system, accounting and certain other administrative functions. In July 1998, U.S. Lock hired a Vice President of MIS and engaged third party vendors to customize a Year 2000 compliant software package designed for distributors. The system, which will operate on a Windows NT platform, will be operational before June 30, 1999. The cost of the hardware, software and customization of approximately $650,000 is expected to be financed through a lease. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is being tested. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of a minor upgrade to be Year 2000 compliant. These modifications are expected to be completed in fiscal 1999 and financed through working capital with minimal cost.

         In addition to the above mentioned capital expenditure at U.S. Lock for an information system, U.S. Lock also expects to open an additional distribution facility and expand and improve its existing headquarters, warehouse and office. Fiscal 1999 capital expenditures for Consumer Products include expenditures to improve the efficiencies of its operations, provide new data technology and to move to a more efficient and modern facility. Also included in the capital expenditure budget are certain expansion plans for the Company's foreign operations.

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until the maturity of the Credit Agreement on July 15, 1999, or December 1, 1999 (the date the first semi-annual cash interest payment of approximately $6 million becomes payable by Waxman Industries under the Deferred Coupon Notes). The Company and Waxman Industries' management's current projections indicate that there will not be sufficient cash flow from operations to make the above payments. The Company believes that a replacement facility for the Credit Agreement will be arranged prior to July 15, 1999. Waxman Industries also intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $9.1 million in fiscal 1998 due to an increase in trade receivables and inventories and a reduction in accrued liabilities. Also affecting net cash used for operations was the $6.3 million in equity earnings of Barnett. Excluding this item, the net cash used for operations was $2.8 million. Cash flow provided by investments totaled $0.1 million, reflecting capital expenditures of $3.1 million, which were offset by proceeds from the sale of LeRan to Barnett for $3.2 million in cash. Cash flow used for financing activities totaled $0.3 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

         At June 30, 1998, the Company had working capital of $17.3 million and a current ratio of 1.6 to 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    Not Applicable.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder and Board of Directors of Waxman USA Inc.:

         We have audited the accompanying consolidated balance sheets of Waxman USA Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         As discussed in Note 6 to the consolidated financial statements, the Senior Subordinated Notes mature on June 1, 1999 and the BankAmerica Credit Agreement and Term Loans will expire on July 15, 1999. In addition, cash interest on Waxman Industries, Inc.'s (the Company's parent) Senior Secured Deferred Coupon Notes becomes payable in semi-annual installments beginning on December 1, 1999. Current projections by the Company and Waxman Industries, Inc.'s managements indicate that there will not be sufficient cash flow from operations to fund these obligations. The managements are currently developing a plan to enable the Companies to continue to meet their obligations as they become due.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman USA Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

         As explained in Notes 3 and 5 to the consolidated financial statements, in fiscal 1996, the Company changed its method of accounting for long-lived assets and procurement costs.

                                                           Arthur Andersen LLP

Cleveland, Ohio,
August 21, 1998.

                        WAXMAN USA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                   1998            1997
                                                                                   ----            ----


CURRENT ASSETS:
  Cash and cash equivalents                                                     $     73      $  9,326
  Trade receivables, net                                                          15,503        13,617
  Other receivables                                                                3,055         2,828
  Inventories                                                                     26,162        24,411
  Prepaid expenses                                                                 3,026         2,143
  Net assets held for sale                                                          --           3,945
                                                                                --------      --------
      Total current assets                                                        47,819        56,270
                                                                                --------      --------

INVESTMENT IN BARNETT                                                             29,641        22,700
                                                                                --------      --------

PROPERTY AND EQUIPMENT:
  Land                                                                               413           482
  Buildings                                                                        4,111         4,009
  Equipment                                                                       12,348        10,917
                                                                                --------      --------
                                                                                  16,872        15,408
Less accumulated
depreciation and amortization                                                     (7,106)       (7,065)
                                                                                --------      --------

Property and equipment, net                                                        9,766         8,343
                                                                                --------      --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS
ACQUIRED, NET                                                                      8,189         8,771

UNAMORTIZED DEBT ISSUANCE COSTS, NET                                                 564         1,043

OTHER ASSETS                                                                         753           817
                                                                                --------      --------

                                                                                $ 96,732      $ 97,944
                                                                                ========      ========







       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.





                                                  WAXMAN USA INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       JUNE 30, 1998 AND 1997
                                                (IN THOUSANDS. EXCEPT PER SHARE DATA)
                                                LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                      1998               1997
                                                                                      ----               ----


CURRENT LIABILITIES:
  Current portion of long-term debt                                                 $ 15,750            $  5,920
  Accounts payable                                                                     7,932               8,615
  Accrued liabilities                                                                  5,203               8,570
  Accrued income taxes payable                                                           250                  46
  Accrued interest                                                                     1,339               1,807
                                                                                    --------            --------
      Total current liabilities                                                       30,474              24,958
                                                                                    --------            --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                             589                 307

SENIOR NOTES                                                                          35,855              47,855

SENIOR SUBORDINATED NOTES                                                               --                   895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $0.10 par value per share:
authorized and unissued 1,000 shares                                                    --                  --
Common stock, $0.01 par value per share:
9,000 shares authorized; 100
shares issued and outstanding                                                           --                  --
Paid-in capital                                                                       21,462              21,462
Retained earnings                                                                     20,906              16,711
Advances to Waxman Industries, Inc.                                                  (11,391)            (13,903)
                                                                                    --------            --------

                                                                                      30,977              24,270
  Cumulative currency translation adjustment                                          (1,163)               (341)
                                                                                    --------            --------

      Total stockholder's equity                                                      29,814              23,929
                                                                                    --------            --------

                                                                                    $ 96,732            $ 97,944
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


                                          WAXMAN USA INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (IN THOUSANDS)

                                                                                   Fiscal Year Ended June 30,
                                                                                   --------------------------

                                                                       1998                1997                 1996
                                                                       ----                ----                 ----

Net sales                                                         $ 105,662           $ 120,081            $ 235,067
Cost of sales                                                        69,429              86,425              160,556
                                                                  ---------           ---------            ---------
Gross profit                                                         36,233              33,656               74,511
Selling, general and administrative expenses                         26,661              30,604               66,433
Corporate charge                                                      3,306               3,872                4,195
Restructuring and other non-recurring charges                            24                 746               19,507
                                                                  ---------           ---------            ---------
Operating income (loss)                                               6,242              (1,566)             (15,624)
Gain on sale of Barnett stock                                            --              16,693               65,917
Equity earnings of Barnett                                            6,341               5,843                   --
Interest expense, net of interest income                              5,614               7,144               16,263
                                                                  ---------           ---------            ---------

Income from continuing operations before income
taxes, minority interest,
discontinued operation,
extraordinary loss and cumulative
effect of change in accounting                                        6,969              13,826               34,030
Provision for income taxes                                            2,659               4,671               17,019
                                                                  ---------           ---------            ---------
Income from continuing operations before minority
interest, discontinued operation,
extraordinary loss and cumulative effect of
change in accounting                                                  4,310               9,155               17,011

Minority interest in consolidated affiliate                              --                  --                  975

Discontinued operation:
Reversal of loss on disposal of  business, net of
tax                                                                      --                  --                6,600
                                                                  ---------           ---------            ---------
Income before extraordinary loss and
cumulative effect of change in accounting                             4,310               9,155               22,636

Extraordinary loss, net of tax benefit                                  115                  --                3,750

Cumulative effect of change in accounting, net of
tax benefit                                                              --                  --                4,928
                                                                  ---------           ---------            ---------
Net income                                                        $   4,195           $   9,155            $  13,958
                                                                  =========           =========            =========


Pro forma effect assuming the change in
accounting principle is applied
retroactively:

Income (loss) before extraordinary loss                                                                    $  22,636
                                                                                                           =========
Net income (loss)                                                                                          $  18,886
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



                                                  WAXMAN USA INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                           (IN THOUSANDS)

                                                                                                          Cumulative
                                                                                 Retained     Advances    Adjustment      Total
                                            Preferred     Common      Paid-in    Earnings    to Waxman     Currency   Stockholder's
                                              Stock       Stock      Capital     (Deficit)   Industries  Translation     Equity
                                              -----       -----      -------     ---------   ----------  -----------     ------

Balance June 30, 1995                        $   --      $   --      $ 21,462    $(13,893)   $(27,453)   $   (141)   $(20,025)

    Net income                                                                     13,958                              13,958
    Capital contribution from
    parent, net                                                                     7,491                               7,491

    Advances from parent, net                                                                  10,540                  10,540
    Currency translation adjustment                                                                          (147)       (147)
                                             --------    --------    --------    --------    --------    --------    --------

Balance June 30, 1996                            --          --        21,462       7,556     (16,913)       (288)     11,817

     Net income                                                                     9,155                               9,155
     Advances from parent, net                                                                  3,010                   3,010

     Currency translation adjustment                                                                          (53)        (53)
                                             --------    --------    --------    --------    --------    --------    --------


Balance June 30, 1997                            --          --        21,462      16,711     (13,903)       (341)     23,929

     Net Income                                                                     4,195                               4,195
     Advances from parent, net                                                                  2,512                   2,512

     Currency translation adjustment                                                                         (822)       (822)
                                             --------    --------    --------    --------    --------    --------    --------

Balance June 30, 1998                        $   --      $   --      $ 21,462    $ 20,906    $(11,391)   $ (1,163)   $ 29,814
                                             ========    ========    ========    ========    ========    ========    ========




       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Fiscal Year Ended June 30,
                                                                            --------------------------

Cash From (Used For):                                            1998                1997                  1996
                                                                 ----                ----                  ----
Operations:
   Net income                                                 $  4,195             $  9,155             $ 13,958

   Adjustments to reconcile net income to net cash used for operations:

   Cumulative effect of change in accounting                        --                   --                8,213
   Extraordinary loss                                              115                   --                6,251
   Restructuring and other non-recurring charges                    --                  746               19,507
   Gain on sale of Barnett stock                                    --              (16,693)             (65,917)
   Other non-cash charges                                           --                4,173                7,096
   Reversal of loss on disposal of business                         --                   --              (11,000)
   Minority interest in consolidated affiliate                      --                   --                  975
     Equity earnings of Barnett                                 (6,341)              (5,843)                  --
   Depreciation and amortization                                 2,266                1,999                7,612
     Deferred income taxes                                          --                   --                 (500)
   Bad debt provision                                              282                  565                4,325
   Changes in assets and liabilities:

            Trade and other receivables                         (2,395)              (1,112)              (6,131)
            Inventories                                         (1,751)               1,835               (2,718)
            Prepaid expenses and other                            (360)              (3,412)                 796
            Accounts payable                                      (683)              (3,724)               4,722
            Accrued liabilities                                 (3,631)                 586                1,077
            Other, net                                            (822)                 (53)                (147)
                                                              --------             --------             --------
         Net cash used for operations                           (9,125)             (11,778)             (11,881)
                                                              --------             --------             --------
Investments:
     Capital expenditures, net                                  (3,124)              (1,768)              (5,166)
     Change in other assets                                         64                 (537)              (2,832)
     Net proceeds from sale of businesses                        3,203               23,613               92,636
                                                              --------             --------             --------
         Net cash provided by investments                          143               21,308               84,638
                                                              --------             --------             --------



Financing:

   Borrowings under credit agreements                                                 104,515            115,977            209,182
   Payments under credit agreements                                                   (95,298)          (121,388)          (248,941)
   Borrowings under term loan                                                              --                 --              5,000
   Repayments under term loan                                                              --                 --            (14,000)
   Debt issuance costs                                                                     --               (256)            (1,488)
   Retirement of Senior Notes                                                         (12,000)                --                 --
   Retirement of Senior Secured Notes                                                      --                 --            (39,150)
   Premium on early retirement of Senior Secured Notes                                     --                 --             (1,000)
   Advances from Waxman Industries, Inc., net                                           2,512              3,010             10,540
   Capital contribution from parent, net                                                   --                 --              7,491
                                                                                    ---------          ---------          ---------
         Net cash used for financing                                                     (271)            (2,657)           (72,366)
                                                                                    ---------          ---------          ---------
Net (decrease) increase in cash and cash equivalents                                   (9,253)             6,873                391
Balance, beginning of period                                                            9,326              2,453              2,062
                                                                                    ---------          ---------          ---------
Balance, end of period                                                              $      73          $   9,326          $   2,453
                                                                                    =========          =========          =========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

         The accompanying consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 1998, the Company owned 44.4% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The Company consolidated the results of Barnett prior to the completion of the secondary offering of Barnett Common Stock in April 1997 (the "Barnett Secondary Offering") because, prior to such offering, the Company owned approximately 49.9% of the voting capital stock of Barnett and, together with convertible non-voting preferred stock of Barnett owned by the Company, approximately 54% of the capital stock of Barnett. All significant intercompany transactions and balances are eliminated in consolidation.

               The Company is a wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries") and is a supplier of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 7,600 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe nipples and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

         B.       CASH AND CASH EQUIVALENTS

         In accordance with the terms of the Credit Agreement (as defined in Note 6), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Credit Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value. At June 30, 1997, the Company's temporary cash investments amounted to $8.9 million, which were used to redeem $12.0 million of the Company's 11 1/8% Senior Notes due September 1, 2001 in July and August 1997.

         C.       TRADE RECEIVABLES

         Trade receivables are presented net of allowances for doubtful accounts of $1.1 million and $1.2 million at June 30, 1998 and 1997, respectively. Bad debt expense totaled $0.3 million in fiscal 1998, $0.6 million in fiscal 1997 and $4.3 million in fiscal 1996.

         The Company sells plumbing and hardware products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers and smaller independent retailers. The Company performs ongoing credit evaluations of its customers' financial conditions. As a percentage of the Company's net sales, the largest customer of Consumer Products, Hechinger / Builders Square, accounted for 11.0%, 10.6% and 6.5%, while the second largest customer, Kmart accounted for 9.5%, 8.0% and 4.6% in fiscal 1998, 1997 and 1996, respectively. As a percentage of Consumer Products' net sales, Hechinger / Builders Square accounted for 21.1%, 21.9% and 24.7%, while Kmart accounted for 18.2%, 16.5% and 17.6%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 42.7%, 36.5% and 23.0% of net sales and approximately 42.3% and 53.7% of accounts receivable at June 30, 1998 and 1997, respectively. See Item 1, Business - Consumer Products for the discussion on the reduction in business with Hechinger / Builders Square.

         D.       INVENTORIES

         At June 30, 1998 and 1997, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 1998 and 1997, the Company recorded charges of $0.5 million and $2.1 million, respectively, in connection with its evaluation of its inventory carrying value.

         E.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense totaled $1.4 million in fiscal 1998, $1.3 million in fiscal 1997 and $3.2 million in fiscal 1996.

         F.       COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         Cost of businesses in excess of net assets acquired is being amortized primarily over 40 years using the straight-line method. Management has evaluated its accounting for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and believes that the net asset is realizable and the amortization period is appropriate. During fiscal 1996, the Company determined that $9.8 million of goodwill was impaired at U.S. Lock (See Note 3B). Management continues to evaluate the realizability of this asset. Goodwill amortization expense totaled $0.3 million in fiscal 1998, $0.3 million in fiscal 1997 and $0.7 million in fiscal 1996. Accumulated amortization totaled $14.8 million and $14.7 million at June 30, 1998 and 1997, respectively.

         G.       UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 6) and are amortized over the life of the related debt. Amortization expense totaled $0.3 million in fiscal 1998 and $0.3 million in fiscal 1997, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 1998 and 1996 related to the accelerated amortization of unamortized debt issuance costs. (See Note 2).

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

         I.       FINANCIAL STATEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         J.       EARNINGS PER SHARE

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.

         K.       NEW ACCOUNTING STANDARD

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") to be effective for financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires companies to display the components of comprehensive income with the same prominence as the other financial statements for all periods presented. The Company will begin to report its currency translation adjustment as a component of comprehensive income upon adoption of this accounting standard.

2.       BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

         In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount. Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products ("LeRan"), one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. As a result of these transactions, at June 30, 1998, the Company owned 7,186,530 shares, or 44.4%, of the outstanding shares of Barnett Common Stock. This investment is accounted for under the equity method of accounting in fiscal 1998 and 1997.

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

         The Company recorded an extraordinary charge of approximately $0.1 million and $3.8 million, net of applicable tax benefit of $0.1 million and $2.5 million in fiscal 1998 and 1996, respectively, relating to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Public Offerings (See
Note 6).

         The following table presents summary financial data for Barnett at June 30, 1998 and for the year then ended (in thousands of dollars):

         Statement of income data:                              Balance sheet data:

         Net sales                       $199,578               Working capital               $    52,614
         Operating income                  23,382               Total assets                       95,419
         Net income                        14,277               Stockholders' equity               76,099


3.       MANAGEMENT'S REVIEW OF WHOLLY-OWNED OPERATIONS

FISCAL 1997 --

         In fiscal 1997, the Company recorded charges totaling $6.4 million, including adjustments to cost of sales of $4.3 million, selling, general and administrative ("SG&A") expenses of $1.8 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $0.7 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily related to inventory adjustments and charges for valuation reserves. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

FISCAL 1996 --

         A.       DISCONTINUED OPERATION

         In August 1995, the Company announced its decision to sell the Consumer Products business and began reporting Consumer Products as a discontinued operation as of June 30, 1995. An estimated loss on disposal of $11.0 million was recorded, before tax benefit, representing the difference between the net book value of the assets to be sold at June 30, 1995 and the expected net proceeds from the sale.

         Upon the consummation of the Barnett Initial Public Offering, described in Note 2, the Company ceased its efforts to sell Consumer Products and continues to operate Consumer Products. Prior periods have been restated to present Consumer Products as a continuing operation and the $11.0 million loss on disposal, before taxes, recorded at June 30, 1995 was reversed in fiscal 1996.

         B.       STRATEGIC REVIEW OF OPERATIONS

         In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and the consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus on Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities, was recorded by Consumer Products in operating results, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to SG&A expenses. Such charge included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs, and $1.6 million for various liabilities.

         The traditional customers of certain of WOC's operations, smaller retail establishments, have been adversely affected by the movement by large national retailers to expand in more rural locations and compete with such smaller retail establishments. In addition, the market has been increasingly impacted by the availability of lower cost foreign sourcing to both domestic and foreign competitors. In connection with management's strategic review of its other wholly-owned operations and as a result of business factors affecting these other operations, including competition from multi-category retailers and competitive pricing from overseas competitors, the effect of which was exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day-to-day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI, $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

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
                                                                 =====

         EXITING PRODUCT LINES: In furtherance of its efforts to strengthen the Consumer Products business, the Company decided to eliminate its electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge in fiscal 1996 was primarily for the write-down of related inventory, which was disposed of prior to June 30, 1997.

         WAREHOUSE CLOSURE COSTS: During the fourth quarter of fiscal 1996, the Company downsized Consumer Products' distribution network from three locations to two and, as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. There is no remaining accrual at June 30, 1998. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

         REDUCTION OF EXCESS CAPACITY: With the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As a result, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         OTHER: In connection with the strategic review of the Company, a division of WOC discontinued certain product offerings, which resulted primarily in a write-down of inventory and excess equipment.

         ASSET IMPAIRMENT: The asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company expensed $9.8 million of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

4.       SALE OF DIVISIONS

         A. SALE OF LERAN GAS PRODUCTS

         Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997 and 1996, LeRan reported approximately $13.8 million and $16.3 million in net sales and operating income of approximately $0.4 million and $28,000, respectively. In the first quarter of fiscal 1998, the Company recorded an estimated loss on the sale of LeRan of $133,000, including certain costs associated with disposing of assets not included in the transaction and the sale and closing of certain warehouses. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000.

         B. SALE OF MADISON EQUIPMENT COMPANY

         In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC for $2.0 million in cash. The loss of $0.7 million from the sale of Madison is included as a non-recurring charge in the accompanying consolidated statements of operations. Madison's net sales, which are included in prior fiscal years, amounted to $5.0 million and $6.0 million and operating income amounted to $0.2 million and $0.1 million for fiscal 1997 and 1996, respectively. The net proceeds were reinvested in the continuing businesses of the Company, thereby effectively reducing borrowings under the Credit Agreement (as defined in Note 6).

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

6.       DEBT

         A.       LONG-TERM DEBT

         Total other long-term debt consists of the following (in thousands of dollars)

                                                                                                June 30,
                                                                                                --------
                                                                                          1998            1997
                                                                                          ----            ----

BankAmerica Credit Agreement                                                          $  9,804         $     54
BankAmerica Term Loans                                                                   5,000            5,000
Senior Subordinated Notes (1)                                                              895               --

Other notes, maturing through 2007, bearing interest at rates ranging from 7.4 % to 9.0%, secured by the land, building
and equipment of TWI.                                                                      640            1,173
                                                                                      --------         --------

                                                                                        16,339            6,227

Less:  current portion                                                                 (15,750)          (5,920)
                                                                                      --------         --------
         Long-term debt, net of current portion                                       $    589         $    307
                                                                                      ========         ========


(1) The Senior Subordinated Notes were included in long-term debt at June 30, 1997. At June 30, 1998, they are included in the current portion of debt since they mature on June 1, 1999.



         On June 28, 1996, Consumer Products and WOC (collectively, the "Borrowers") entered into a credit facility (the "Credit Agreement") provided by BankAmerica Business Credit, Inc ("BankAmerica"). The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). The Credit Agreement and Term Loans have been extended by the Company until July 15, 1999.

         The Credit Agreement provides for revolving credit advances of (a) up to 85% of the amount of eligible accounts receivable and (b) up to the lesser of
(i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) BankAmerica's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 9.68% in fiscal 1998. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.4 million was outstanding at June 30, 1998. Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of the Borrowers. In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes (as hereinafter defined) and Deferred Coupon Notes (as hereinafter defined) of Waxman Industries, and contains customary negative, affirmative and financial covenants and conditions such as minimum net income and fixed charge coverages. The Company was in compliance with or had obtained a waiver for all loan covenants at June 30, 1998. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities. As of June 30, 1998, availability under the Credit Agreement totaled approximately $11.3 million.

         B.       SENIOR NOTES

         On April 3, 1996, the Company consummated an offer to exchange $48.8 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 ("Senior Notes") for a like amount of Waxman Industries' outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.8 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.1 million, net of applicable tax benefit of $0.1 million, in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

         The Senior Notes are general unsecured obligations of the Company ranking pari passu in right of payment to any future indebtedness of the Company that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of the Company that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Credit Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1998.

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

         C.       SENIOR SUBORDINATED NOTES

         In June 1989, Waxman Industries issued $100 million principal amount of Senior Subordinated Notes. During 1994, Waxman Industries exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.8 million in fiscal 1997. At June 30, 1998, approximately $0.9 million of Senior Subordinated Notes are outstanding and mature on June 1, 1999. The Senior Subordinated Notes can be redeemed at the principal amount of the note, are no longer entitled to the benefits of restrictive covenants and virtually all events of default have been eliminated.

         D.       MISCELLANEOUS

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until the maturity of the Credit Agreement on July 15, 1999, or December 1, 1999 (the date the first semi-annual cash interest payment of approximately $6 million becomes payable by Waxman Industries under the Deferred Coupon Notes). The Company and Waxman Industries' management's current projections indicate that there will not be sufficient cash flow from operations to make the above payments. The Company believes that a replacement facility for the Credit Agreement will be arranged prior to July 15, 1999. Waxman Industries also intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.

         The Company made cash interest payments of $5.8 million in fiscal 1998, $6.5 million in fiscal 1997 and $15.6 million in fiscal 1996. Interest income was $0.1 million in fiscal 1998 and 1997. The Company also has a significant amount of non-cash interest and interest cost from the amortization of deferred financing costs, which makes up the balance of the interest expense presented in the accompanying consolidated statements of operations.

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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $52.7 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1998, which expire 2008 through 2013. Upon consummation of the initial public offering, Barnett is no longer included in the consolidated tax group. The Company's liability for taxes at June 30, 1998 and June 30, 1997 includes state and various foreign taxes. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         The components of income (loss) from continuing operations before income taxes, minority interest, discontinued operation, extraordinary loss and cumulative effect of change in accounting are as follows (in thousands of dollars):

                                                 Fiscal Year Ended June 30,
                                                 --------------------------

                                                 1998       1997       1996
                                                 ----       ----       ----

Domestic                                     $  5,443   $ 12,422   $ 35,280

Foreign                                         1,526      1,404     (1,250)
                                             --------   --------   --------

Total                                        $  6,969   $ 13,826   $ 34,030
                                             ========   ========   ========


         The components of the provision for income taxes, calculated on a stand-alone basis are (in thousands of dollars):


                                                 Fiscal Year Ended June 30,
                                                 --------------------------

                                                 1998       1997       1996
                                             --------   --------   --------
U.S. Federal                                 $  2,146   $  4,500   $ 14,869

Foreign and other                                 513        171      2,150
                                             --------   --------   --------
     Total                                   $  2,659   $  4,671   $ 17,019
                                             ========   ========   ========

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

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:


                                                                                    Fiscal Year Ended June 30,
                                                                                    --------------------------

                                                                                     1998        1997        1996
                                                                                     ----        ----        ----

U.S. statutory rate                                                                  35.0%      35.0%        35.0%

State and foreign taxes, net                                                          2.2       (2.6)         4.0

Goodwill amortization and write-off                                                   0.6        0.9         10.5

Other, net                                                                            0.4        0.5          0.5
                                                                                 --------    -------      -------
     Effective tax rate                                                              38.2%      33.8%        50.0%
                                                                                 ========    ========     =======

         The Company made income tax payments of $0.3 million in fiscal 1998, $1.3 million in fiscal 1997 and $1.0 million in fiscal 1996.

8.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2003.

         Future minimum rental payments are as follows (in thousands of dollars):

           1999                                  $2,235

           2000                                   1,552

           2001                                     521

           2002                                     443

           2003                                      72

           Thereafter                                --
                                                 -------
                                                 $4,823
                                                 ======

         Total rent expense charged to operations was $2.6 million in fiscal 1998, $1.7 million in fiscal 1997 and $4.2 million in fiscal 1996. Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $0.3 million in fiscal 1998, $0.5 million in fiscal 1997 and $0.5 million in fiscal 1996.

9.       PROFIT SHARING AND 401(k) PLAN

         The eligible employees of certain subsidiaries of the Company participate in Waxman Industries' trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by Waxman Industries' Board of Directors. There were no profit sharing contributions in fiscal 1998, 1997 or 1996; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in both fiscal 1998 and fiscal 1997. The Company currently offers no other retirement, post-retirement or post-employment benefits.

10.      RELATED-PARTY TRANSACTIONS

         The Company engages in certain business transactions with Waxman Industries and affiliates. Sales to and purchases from Waxman Industries' affiliates in fiscal 1998, 1997 and 1996 were immaterial.

         Management fees charged to the Company by Waxman Industries are presented in the accompanying consolidated statements of operations as the corporate charge. In accordance with the Intercorporate Agreement, the management fees charged to the Company are the lesser of (a) 4% of net sales or
(b) the actual cost of providing services to the Company and its wholly-owned subsidiaries.

         The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $16.2 million in fiscal 1998, $13.7 million in fiscal 1997 and $12.2 million in fiscal 1996. There were no purchases from Barnett in fiscal 1998, $0.1 million in fiscal 1997 and $0.2 million in fiscal 1996.

         The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Barnett Initial Public Offering, the Company and Barnett, among others, entered into an Intercorporate Agreement (the "New Intercorporate Agreement"). Pursuant to the New Intercorporate Agreement, the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock, and, until their sale, LeRan and Madison. These services include the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company pays Barnett the allocable cost of the salaries and expenses of Barnett's employees while they are performing such services. The Company also reimburses Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

         All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company, have been reimbursed by the Company and are reflected in SG&A expenses in the accompanying statements of operations

11.      CONTINGENCIES

  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

12.      SEGMENT INFORMATION

         The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvanized, black, brass and chrome pipe nipples and imports malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                    Foreign
                                  Distribution      Sourcing              Other        Elimination        Total
                                  ------------      --------              -----        -----------        -----

Reported net sales
1998                                $  83,147       $  39,208                 --     $ (16,693)        $  105,662
1997                                  101,684          33,683                 --       (15,286)           120,081
1996                                  232,766          29,156                 --       (26,855)           235,067
Operating income (loss)

1998                                $   7,511       $   2,037            $ (3,306)          --         $    6,242
1997                                    1,562             744              (3,872)          --             (1,566)
1996                                  (10,450)           (979)             (4,195)          --            (15,624)
Identifiable assets
1998                                $  48,489       $  18,042            $ 30,201           --         $   96,732
1997                                   48,836          16,449              32,659           --             97,944
1996                                  100,901          14,659              17,503           --            133,063



                       SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1998 and 1997 (in thousands).


FISCAL 1998                                                                1ST QTR.       2ND QTR.        3RD QTR.       4TH QTR.
-----------                                                                --------       --------        --------       --------
Net sales                                                                  $ 28,157       $ 26,808       $ 24,444       $ 26,253
Gross profit                                                                  9,501          9,364          8,544          8,824
Restructuring and other non-recurring charges (income)                          133           --             --             (109)
Operating income                                                              2,005          1,872          1,163          1,202
Income from continuing  operations  before
provision for income taxes and extraordinary loss                             2,128          2,233          1,178          1,430
Extraordinary loss, net of tax benefit                                          115           --             --             --
Net Income                                                                 $  1,198       $  1,383       $    729       $    885





FISCAL 1997                                                                1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.
-----------                                                                --------       --------       --------       --------
Net sales                                                                  $ 33,266       $ 31,311       $ 28,422       $ 27,082
Gross profit                                                                 10,530         10,251          9,273          3,602
Restructuring and other non-recurring charges                                  --             --             --              746
Operating income (loss)                                                       2,174          1,945            997         (6,682)
Gain on sale of Barnett stock                                                  --             --             --           16,693
Income from continuing  operations before
provision for income taxes                                                    1,912          1,674            598          9,642
Net income                                                                 $  1,660       $  1,460       $    378       $  5,657


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III

         Items 10, 11, 12 and 13 omitted pursuant to General Instruction (I)
(2)(c) of Form 10-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)      (1)     The following consolidated financial statements are
                      included in Part II, Item 8:

                      Report of Independent Public Accountants

                      Balance Sheets--June 30, 1998 and 1997

                      Statements of Operations--For the Years Ended June 30, 1998, 1997 and 1996

                      Statements of Stockholder's Equity--For the Years Ended June 30, 1998, 1997 and 1996.

                      Statements of Cash Flows--For the Years Ended June 30, 1998, 1997 and 1996.

                      Notes to Financial Statements For the Years Ended June 30, 1998, 1997 and 1996.

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

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WAXMAN USA, INC.
                                                   ----------------

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

September 2, 1997                                /s/  Melvin Waxman
                                                 --------------------------
                                                 Melvin Waxman
                                                 Chairman of the Board,
                                                 Co-Chief Executive Officer
                                                 and Director

September 2, 1997                                /s/  Armond Waxman
                                                 --------------------------
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director

September 2, 1997                                /s/  Mark W. Wester
                                                 -------------------
                                                 Mark W. Wester
                                                 Chief Financial Officer
                                                 and Vice-President - Finance
                                                 (principal accounting officer)

September 2, 1997                                /s/  William R. Pray
                                                 --------------------
                                                 William R. Pray, Director

September 2, 1997                                /s/  Samuel J. Krasney
                                                 ----------------------
                                                 Samuel J. Krasney, Director

September 2, 1997                                /s/  Judy Robins
                                                 ---------------------
                                                 Judy Robins, Director

September 2, 1997                                /s/  Irving Z. Friedman
                                                 -----------------------
                                                 Irving Z. Friedman, Director

September 2, 1997                                /s/  Laurence S. Waxman
                                                 -----------------------
                                                 Laurence S. Waxman, Director