Form 10-Q
period 1998-12-31
WAXMAN USA INC
filed 1999-02-11
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                                           -----------------

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

100 shares of Common Stock, $.01 par value, were outstanding as of February 10, 1999.


                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                          PAGE
                                                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the Six and Three Months
                  Ended December 31, 1998 and 1997.......................................................    3

            Condensed Consolidated Balance Sheets -
                  December 31, 1998 and June 30, 1998....................................................  4-5

            Condensed Consolidated Statements of Cash Flows -
                     For the Six Months Ended December 31, 1998 and 1997 ................................    6

            Notes to Condensed Consolidated Financial Statements......................................... 7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................................................11-16


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information...............................................................................   17

Item 6.  Exhibits and Reports on Form 8-K   .............................................................   17


SIGNATURES
----------

EXHIBIT INDEX
-------------


PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                              Six Months                Three Months
                                                       -----------------------     -----------------------
                                                         1998           1997          1998          1997
                                                       ---------     ---------     ---------     ---------

Net sales                                              $  57,427     $  54,965     $  29,198     $  26,808

Cost of sales                                             39,678        36,100        20,537        17,444
                                                       ---------     ---------     ---------     ---------

Gross profit                                              17,749        18,865         8,661         9,364

Selling, general and administrative expenses              14,839        13,190         7,518         6,654

Restructuring and non-recurring charges                    1,350           133            --            --

Corporate charge                                           1,657         1,665           787           838
                                                       ---------     ---------     ---------     ---------
Operating (loss)income                                       (97)        3,877           356         1,872

Equity earnings of Barnett                                 3,331         3,168         1,804         1,704

Interest expense, net                                      3,047         2,684         1,547         1,343
                                                       ---------     ---------     ---------     ---------

Income before income taxes and extraordinary loss            187         4,361           613         2,233

Provision for income taxes                                    71         1,665           233           850
                                                       ---------     ---------     ---------     ---------

Income before extraordinary loss                             116         2,696           380         1,383

Extraordinary loss, net of tax                                --           115            --            --
                                                       ---------     ---------     ---------     ---------

Net income                                             $     116     $   2,581     $     380     $   1,383
                                                       =========     =========     =========     =========

COMPREHENSIVE INCOME:
Net income before comprehensive income                 $     116     $   2,581     $     380     $   1,383
Foreign currency translation adjustment                      418          (615)          392          (529)
                                                       ---------     ---------     ---------     ---------
Comprehensive income                                   $     534     $   1,966     $     772     $     854
                                                       =========     =========     =========     =========


      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.


                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1998 AND JUNE 30, 1998

                                 (IN THOUSANDS)

                                     ASSETS


                                                                  December 31,                  June 30,
                                                                      1998                       1998
                                                                  (Unaudited)                  (Audited)
                                                                  -----------                 -----------
CURRENT ASSETS:
  Cash                                                              $    118                     $    73
  Trade receivables, net                                              14,348                      15,503
  Other receivables                                                    2,883                       3,055
  Inventories                                                         19,621                      26,162
  Prepaid expenses                                                     3,580                       3,026
  Net assets held for sale                                             8,252                          --
                                                                    --------                   ---------
  Total current assets                                                48,802                      47,819
                                                                    --------                   ---------

INVESTMENT IN BARNETT                                                 32,972                      29,641
                                                                    --------                   ---------

PROPERTY AND EQUIPMENT:
  Land                                                                   435                         413
  Buildings                                                            2,966                       4,111
  Equipment                                                           10,785                      12,348
                                                                    --------                   ---------
                                                                      14,186                      16,872
  Less accumulated depreciation and amortization                      (5,230)                     (7,106)
                                                                    --------                   ---------
  Property and equipment, net                                          8,956                       9,766
                                                                    --------                   ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET               8,054                       8,189
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                     417                         564
OTHER ASSETS                                                           1,943                         753
                                                                    --------                   ---------
                                                                    $101,144                     $96,732
                                                                    ========                   =========


      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.


                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1998 AND JUNE 30, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         December 31,                  June 30,
                                                                            1998                        1998
                                                                         (Unaudited)                  (Audited)
                                                                         -----------                 -----------

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   22,141                 $  15,750
  Accounts payable                                                             8,564                     7,932
  Accrued liabilities                                                          3,282                     5,203
  Accrued income taxes payable                                                   260                       250
  Accrued interest                                                             1,337                     1,339
                                                                         -----------                 ---------
      Total current liabilities                                               35,584                    30,474
                                                                         -----------                 ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                     603                       589

SENIOR NOTES                                                                  35,855                    35,855



STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 1,000 shares                                          --                        --
  Common Stock, $.01 par value per share:
    Authorized 9,000 shares; 100 shares issued and outstanding                    --                        --
  Advances to Waxman Industries, Inc.                                        (12,637)                  (11,391)
  Paid-in capital                                                             21,462                    21,462
  Retained earnings                                                           21,022                    20,906
                                                                         -----------                 ---------
                                                                              29,847                    30,977
  Cumulative currency translation adjustment                                    (745)                   (1,163)
                                                                         -----------                 ---------

      Total stockholders' equity                                              29,102                    29,814
                                                                         -----------                 ---------
                                                                          $  101,144                 $  96,732
                                                                         ===========                 =========

      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.



                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                               1998               1997
                                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $     116          $   2,581
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Extraordinary loss - deferred financing cost write-off                       --                115
      Equity earnings of Barnett                                               (3,331)            (3,168)
      Depreciation and amortization                                             1,063              1,259
  Changes in assets and liabilities:
    Trade receivables, net                                                     (1,323)            (2,324)
    Other receivables                                                              90                385
    Inventories                                                                   887             (1,539)
    Prepaid expenses and other assets                                          (2,458)               249
    Accounts payable                                                            2,222              2,298
    Accrued liabilities                                                        (1,578)            (1,975)
    Accrued income taxes                                                           10                668
    Accrued interest                                                               (2)              (467)
    Other, net                                                                    418               (615)
                                                                            ---------          ---------
      Net Cash Used in Operating Activities                                    (3,886)            (2,533)
                                                                            ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash proceeds from sale of business                                          --              3,203
  Capital expenditures, net                                                    (1,228)              (884)
                                                                            ---------          ---------
      Net Cash (Used in) Provided by Investing Activities                      (1,228)             2,319
                                                                            ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                           47,985             56,091
  Payments under credit agreements                                            (41,589)           (53,157)
  Repurchase of Senior Notes                                                       --            (12,000)
  Borrowings(Repayments) of long-term debt                                          9                (19)
  Advances (to) from parent                                                    (1,246)               904
                                                                            ---------          ---------
      Net Cash Provided by (Used in) Financing Activities                       5,159             (8,181)
                                                                            ---------          ---------

NET INCREASE (DECREASE) IN CASH                                                    45             (8,395)

BALANCE, BEGINNING OF PERIOD                                                       73              9,326
                                                                            ---------          ---------

BALANCE, END OF PERIOD                                                      $     118          $     931
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

                                DECEMBER 31, 1998


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of December 31, 1998, Waxman USA owned 44.3% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the six months and three months ended December 31, 1998 and 1997, the condensed balance sheet as of December 31, 1998 and the condensed consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 have been prepared by the Company without audit, while the condensed consolidated balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1998 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

         The Company's Senior Subordinated Notes mature on June 1, 1999 and the Company's credit facility with BankAmerica Business Credit (the "Credit Agreement") will expire on July 15, 1999. In addition, the Company's parent, Waxman Industries, Inc. ("Waxman Industries"), is required to pay semi-annual cash interest payments on its Senior Secured Deferred Coupon Notes beginning on December 1, 1999. Management continues to develop and implement plans to enable the Company to continue to meet its obligations as they become due. As part of that process, on January 7, 1999, the Company completed the sale of certain assets and liabilities of a wholly-owned operation, U.S. Lock, for approximately $33.0 million (the "U.S. Lock Sale"). The Company believes that the U.S. Lock Sale provides the capital necessary to address its near term liquidity requirements. The Company also believes that a replacement facility or modification of its existing Credit Agreement will be arranged prior to July 15, 1999. Waxman Industries also intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.


NOTE 2 - BUSINESS
         --------

         The Company is a direct, wholly-owned subsidiary of Waxman Industries. The common stock of Waxman Industries trades on the New York Stock Exchange under the symbol "WAX." The Company is a supplier of specialty plumbing and other products to the repair and remodeling market in the United States. The Company distributes its products to a wide variety of large national and regional retailers and independent retail customers. U.S. Lock, which was sold by the Company effective January 1, 1999, is a distributor of security hardware to locksmiths and security hardware installers.

         The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). Prior to January 1, 1999, WOC was comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products (see "U.S. Lock Sale" above), and Medal Distributing, a supplier of hardware products.

TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe nipples and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

         The Company currently owns 7.2 million shares, or 44.3%, of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States. Barnett offers and promotes approximately 11,900 name brand and private label products through its industry- recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. For of the three months and six months ended December 31, 1998 and 1997, the Company recognized $1.8 million and $3.3 million in equity income from this investment, respectively, as compared to $1.7 million and $3.2 million for the same periods last year.

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock at $14.00 per share, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned, approximately a 54% economic interest (the "Barnett Initial Public Offering"). In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock at $17.50 per share, reducing its voting and economic interest to 44.5% (the "Barnett Secondary Offering") and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale to Barnett of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, the Company received cash and an additional 24,730 shares of Barnett Common Stock. In January 1999, the Company completed the U.S. Lock Sale to Barnett (see Note 12). The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT."


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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a new tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $52.7 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1998, which expire 2008 through 2013. The Company's liability for taxes at December 31, 1998 includes various state and foreign taxes. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. In January 1999, the Company will recognize a tax gain on the U.S. Lock Sale of approximately $18.3 million. A portion of that gain will be deferred for book purposes. Waxman Industries will utilize a portion of its net operating loss carryforward to offset the tax liability due from the U.S. Lock Sale.

         Deferred taxes and amounts payable to Waxman Industries are included in Advances to Waxman Industries, Inc. in the accompanying condensed consolidated balance sheets.


NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of December 31, 1998, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5). In January 1999, the Company completed the U.S. Lock Sale to Barnett (see Note 12).

         The following table presents unaudited summary financial data for Barnett at December 31, 1998 and for the six months then ended (in thousands of dollars):

Statement of income data:                         Balance sheet data:

Net sales                 $ 110,511               Working capital         $  58,102
Operating income             12,276               Total assets              113,247
Net income                    7,506               Stockholders' equity       83,689


NOTE 5 - SALE OF  DIVISION
         -----------------

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


NOTE 7 - NON-RECURRING CHARGE
         --------------------

         In the first quarter of fiscal 1999, Consumer Products recorded a non-recurring charge of $1.35 million relating to the move of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The cash costs of this move has been paid as of December 31, 1998. The Company believes that the relocation to a more modern and efficient facility, which was completed in November 1998, will allow Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through significant annual savings.


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended December 31, 1998 and 1997 included interest of $0.5 million and $0.3 million, respectively. For the six months ended December 31, 1998 and 1997, cash interest payments were $2.9 million and $3.1 million, respectively. The Company paid no federal income taxes in the three-month or six-month periods ended December 31, 1998 and 1997. Waxman USA's cash flow, within certain restrictions, is upstreamed to Waxman Industries to service interest payments and administrative costs.


NOTE 9 - EARNINGS PER SHARE
         ------------------

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.


NOTE 10 - SEGMENT INFORMATION
          -------------------

         The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware (see Note 12 with respect to the U.S. Lock Sale) and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvanized, black, brass and chrome pipe nipples and malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).



Three and six months ended                               Foreign
December 31, 1998 and 1997             Distribution      Sourcing            Other         Elimination         Total
---------------------------            ------------     ----------          -------        -----------       ---------

Reported net sales:
Fiscal 1999 three months               $   19,643       $  13,402                --        $    (3,847)      $  29,198
Fiscal 1998 three months                   21,165          11,198                               (5,555)         26,808
                                                                                 --
Fiscal 1999 six months                     41,397          23,319                               (7,289)         57,427
Fiscal 1998 six months                     43,070          21,966                --            (10,071)         54,965
                                                                                 --

Operating income (loss):
Fiscal 1999 three months               $      990       $     154           $  (788)                --       $     356
Fiscal 1998 three months                    1,598           1,112              (838)                --           1,872

Fiscal 1999 six months                      1,036             525            (1,658)                --             (97)
Fiscal 1998 six months                      3,702           1,840            (1,665)                --           3,877


Identifiable assets:
December 31, 1998                      $   46,730       $  20,740           $33,674                 --       $ 101,144
June 30, 1998                              48,489          18,042            30,201                 --          96,732


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

NOTE 12 - SUBSEQUENT EVENT - SALE OF  U.S. LOCK
          -------------------------------------

         In December 1998, the Company announced it had entered into an agreement to sell certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett for approximately $33.0 million in cash, less certain post closing adjustments. The U.S. Lock Sale was completed effective January 1, 1999, resulting in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million will be reported as a deferred gain due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. Waxman Industries will utilize a portion of its net operating loss carryforwards to offset the tax on the net gain from the U.S. Lock Sale.


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


A.       RESULTS OF OPERATIONS
         ---------------------

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------

Net Sales
---------

         Net sales for the fiscal 1999 second quarter ended December 31, 1998 totaled $29.2 million, as compared to $26.8 million for the second quarter in fiscal 1998. U.S. Lock reported an increase in net sales of $1.3 million, or 23.5%, in comparison to the same period last year. U.S. Lock's increase in net sales is attributable to the continued expansion of its customer base through monthly promotional flyers and the expansion in the number of its professional telesales representatives. Net sales for the Asian operations increased by $3.9 million, primarily due to an increase in sales to Barnett and to the direct import programs managed by Consumer Products. Approximately $1.1 million of the net sales increase for the Company's Asian operations are the result of direct import sales that are being managed by Consumer Products. Consumer Products reported a net sales decrease of approximately $2.8 million, or 19.2%, primarily due to a $1.8 million reduction in sales to Hechinger / Builders Square. The reduction in Consumer Products' net sales is the result of a reduction in the number of Builders Square stores and their aggressive inventory management program as our packaged plumbing sales program with them ends. As previously disclosed by the Company, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually beginning in January 1999. For the quarter ended December 31, 1998, total sales to Hechinger / Builders Square were approximately $1.1 million, including $0.8 million of packaged plumbing products.


Gross Profit
------------

         Gross profit margin decreased to 29.7% from 34.9% and gross profit decreased to $8.7 million from $9.4 million for the three months ended December 31, 1998, as compared to the corresponding quarter in the prior fiscal year. The decrease in the gross margin is primarily attributable to a higher proportion of sales from the lower gross margin direct import sales program, however, gross profit for the Asian operations improved due to the additional sales volume. The gross profit reduction was primarily due to lower sales at Consumer Products. For the three months ended December 31, 1998, the gross profit from the Mexican pipe nipple operations was lower by $0.6 million in comparison to the same period last year, due to the competitive pricing pressure of other overseas suppliers.


Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") increased from $6.7 million for the quarter ended December 31, 1997 to $7.5 million for the quarter ended December 31, 1998. As a percentage of net sales, SG&A expenses increased from 24.8% for the fiscal 1998 second quarter to 25.7% for the fiscal 1999 second quarter. The increase in SG&A expense is primarily attributable to foreign exchange losses of $0.3 million being reported in the quarter ended December 31, 1998, as compared to exchange gains of $0.5 million being reported for the same period last year. Consumer Products reported a $0.1 million reduction in costs for the three months ended December 31, 1998 as compared to the prior year. SG&A expenses at Consumer Products increased as a percentage of net sales due to the decrease in the sales base. U.S. Lock reported an increase of $0.2 million in SG&A expenses but had a reduction in SG&A expenses as a percentage of net sales from 21.4% in the second quarter of fiscal 1998 to 20.3% in the fiscal 1999 second quarter.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.8 million for the quarter ended December 31, 1998, as compared to $1.7 million for the same quarter in fiscal 1998.


Interest Expense
----------------

         For the quarter ended December 31, 1998, interest expense totaled $1.5 million, an increase of $0.2 million, from the $1.3 million in the comparable quarter last year. The increase is due to an increase in the borrowings by the Company under the Credit Agreement. Average borrowings for the current year's quarter amounted to $55.1 million, with a weighted average interest rate of 10.5%, as compared to $45.9 million in the same quarter last year, with a weighted average interest rate of 10.7%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.2 million for the second quarter of fiscal 1999, as compared to $0.85 million for the same quarter last year. The provision for the second quarter of fiscal 1999 primarily represents Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.


Net Income
----------

         The Company's net income for the quarter ended December 31, 1998 amounted to $0.4 million, as compared to net income of $1.4 million in the fiscal 1998 second quarter.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------

Net Sales
---------

         Net sales for the six months ended December 31, 1998 totaled $57.4 million, an increase of $2.4 million from the $55.0 million for the comparable period in fiscal 1998. U.S. Lock and the Company's foreign sourcing and manufacturing operations recorded net sales increases for the six month period in fiscal 1999, in comparison to the same period last year, of 23.3% and 36.9%, respectively. Sales made by the foreign sourcing operations to

Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly promotional flyers mailed and the expansion in the number of its professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $3.9 million, or 13.3%, principally due to the $3.5 million decrease in sales to Hechinger / Builders Square. Net sales to Hechinger / Builders Square have been reduced due to the reduction in the number of Builders Square stores, their aggressive inventory management program and the termination of our package plumbing sales program late in the fiscal 1999 second quarter with Builders Square. In addition, approximately $1.1 million of the increase in the Company's Asian operations net sales are the result of direct import sales that are being managed by Consumer Products.


Gross Profit
------------

         The gross profit margin for the six months ended December 31, 1998 decreased to 30.9% from 34.3% for the six months ended December 31, 1997. The reduction in the gross margin is attributable to a higher proportion of sales from the lower gross margin direct import sales program at Consumer Products and competitive pricing pressures and certain fixed costs at our Mexican pipe nipple operation. Gross profit decreased to $17.7 million for the current six month period as compared to $18.9 million for the six months ended December 31, 1997. The decrease in gross profit is attributable to the reduction in sales volume at Consumer Products that covers certain fixed costs and a higher gross margin in the prior year on the initial rollout of certain product lines to customers. U.S. Lock reported a $0.8 million improvement in gross profit during the current year six month period. The foreign operations reported a reduction of $0.3 million in their gross profit margin, primarily due to the competitive pricing issues associated with the Mexican pipe nipple operation.


Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses increased from $13.2 million for the six months ended December 31, 1997 to $14.8 million for the six month period ended December 31, 1998. As a percentage of net sales, SG&A expenses increased from 24.0% for the six month period in fiscal 1998 to 25.8% for the six months ended December 31, 1998. The increase in expenses and the ratio was due to lower sales and higher expenses at Consumer Products and foreign exchange losses of $0.4 million being reported in the six month period ended December 31, 1998, as compared to $0.7 million in foreign exchange income being reported for the same period last year.


Restructuring and Non-Recurring Charges
---------------------------------------

         In the fiscal 1999 first quarter ended September 30, 1998, Consumer Products recorded a non-recurring charge of $1.35 million relating to the move of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility, which was completed in November 1998, will allow Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through significant annual savings.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $3.3 million for the six months ended December 31, 1998. For the comparable period in fiscal 1998, the Company recorded equity earnings of $3.2 million.


Interest Expense
----------------

         For the six months ended December 31, 1998, interest expense totaled $3.0 million, an increase of $0.3 million from the $2.7 million in the comparable period last year. The increase is due to an increase in borrowings under the Credit Agreement.. Average borrowings for the six months ended December 31, 1998 amounted to $54.3 million, with a weighted average interest rate of 10.4%, as compared to $47.2 million in the same period last year, with a weighted average interest rate of 10.8%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.1 million and $1.7 million for the six months ended December 31, 1998 and 1997, respectively. The provision for the current period represents Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes


Extraordinary Loss
------------------

         In the six months ended December 31, 1997, the Company incurred an extraordinary charge of $0.1 million, net of applicable tax benefit of $0.1 million, associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note
6)


Net Income
----------

         The Company's net income for the six months ended December 31, 1998 amounted to $0.1 million as compared to net income of $2.6 million in the same period last year. Included in the fiscal 1998 results is an extraordinary charge of $0.1 million, net of applicable tax benefit of $0.1 million, from the write-off of deferred financing costs as discussed above. The fiscal 1999 six month results include a non-recurring charge of $1.35 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio.


Year 2000
---------

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's parent is in the process of converting to this J.D. Edwards package and should complete the conversion in the third quarter of fiscal 1999. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is being tested. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of minor upgrades to be Year 2000 compliant. These modifications are expected to be completed in fiscal 1999 and financed through working capital with minimal cost. Until the U.S. Lock Sale, U.S. Lock contracted with Barnett for its information system, accounting and certain other administrative functions, although it had been developing a Year 2000 compliant system. The Company's operations have developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

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

Strategic Review of Operations
------------------------------

         With the completion of the U.S. Lock Sale in January 1999, the Company will be initiating a strategic review of its operations. The Company expects to complete this review before the end of fiscal 1999.


B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible. To that end, the Company completed the U.S. Lock Sale for approximately $33.0 million in January 1999. The Company believes that the U.S. Lock Sale provides the capital necessary to address its near term liquidity requirements. Those liquidity requirements include the maturity of the Credit Agreement on July 15, 1999 (unless such Credit Agreement is extended or replaced) and Waxman Industries' first semi-annual cash interest payment of approximately $6 million under the Deferred Coupon Notes on December 1, 1999. The Company believes that a replacement facility or modification of the Credit Agreement will be arranged prior to July 15, 1999. In addition, Waxman Industries intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.

         In June 1996, the Company entered into the Credit Agreement with BankAmerica Business Credit, Inc. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). As of December 31, 1998, the Company had $14.1 million in borrowings under the revolving credit line of the credit facility and had approximately $0.3 million available under such facility. At December 31, 1998, there were $5.0 million of Term Loans outstanding. The Credit Agreement expires on July 15, 1999. The Company is discussing the Credit Agreement with its bank and other credit institutions with the view of extending the term and increasing the availability of capital under its credit facilities.

         The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) BankAmerica's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.3 million was outstanding at December 31, 1998. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Waxman Industries, Inc. 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at December 31, 1998.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. The sale of U.S. Lock further increases the Company's dependence on the Consumer Products' business. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 18.2% of net sales for Consumer Products in fiscal 1998. The combined operations of Hechinger / Builders Square was Consumer Products' largest customer, accounting for approximately $11.7 million, or 21.1%, of its net sales in fiscal 1998. Net sales to the combined operations declined during fiscal 1998, with $5.1 million being sold in the last six months of fiscal 1998. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually. For the quarter ended December 31, 1998, total sales to Hechinger / Builders Square were approximately $1.1 million, including $0.8 million of packaged plumbing products. The packaged plumbing supply relationship ended late in the second quarter of fiscal 1999 and, sales to Builders Square were significantly lower during the past several quarters due to a reduction in the number of Builders Square stores and their aggressive inventory management program. Due to the loss of this revenue base, Consumer Products has developed plans to reduce its cost structure to be more in line with its revenue base. The Company expects the impact to operating income to be approximately $0.8 million lower in fiscal 1999, in comparison to fiscal 1998. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be additional material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

         The Company paid no Federal taxes in the first quarter of fiscal 1999.

         The Company does not have any commitments to make substantial capital expenditures; however, it plans to spend approximately $1.8 million in capital expenditures in fiscal 1999. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's parent is in the process of converting to this J.D. Edwards package and should complete the conversion in the fiscal 1999 third quarter. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is being tested. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of a minor upgrade to be Year 2000 compliant. These modifications are expected to be completed in fiscal 1999 and financed through working capital with minimal cost.

         Fiscal 1999 capital expenditures for Consumer Products include expenditures to improve the efficiencies of its operations, provide new data technology and to move to a more efficient and modern facility. Also included in the capital expenditure budget are certain expansion plans for the Company's foreign operations.

         At December 31, 1998, the Company had working capital of $13.2 million and a current ratio of 1.4 to 1.


DISCUSSION OF CASH FLOWS
------------------------
         Net cash used for operations was $3.9 million in the six months ended December 31, 1998 principally due to an increase in trade receivables and other assets and a decrease in accrued liabilities, offset by a decrease in inventories and an increase in accounts payable. Also affecting net cash used for operations was $3.3 million in equity earnings of Barnett. Excluding this item, the net cash used in operations was $0.6 million. Cash flow used in investments totaled $1.2 million, primarily attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities totaled $5.2 million.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


         All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1998 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                                WAXMAN USA INC.
                                                ---------------
                                                REGISTRANT






DATE:    FEBRUARY 10, 1999                      BY: /S/ MARK W. WESTER
                                                        MARK W. WESTER
                                                        CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL AND
                                                        ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------





EXHIBIT                                                                         PAPER (P) OR
-------                                                                         --------------
NUMBER                              DESCRIPTION                                 ELECTRONIC (E)
-------                             -----------                                 --------------

(27)                                Financial Data Schedule                     E
                                    (submitted to the Securities
                                    and Exchange Commission in
                                    Electronic Format)