Form 10-Q
period 1999-09-30
WAXMAN USA INC
filed 1999-11-12
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                                            ------------------

                                       OR

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

100 shares of Common Stock, $.01 par value, were outstanding as of November 5, 1999.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 1999 and 1998....................................     3

            Condensed Consolidated Balance Sheets - September 30, 1999 and June 30, 1999......     4 -5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1999 and 1998....................................     6

            Notes to Condensed Consolidated Financial Statements..............................     7 - 10

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations...............................................     11 - 16


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information....................................................................     17

Item 6.  Exhibits and Reports on Form 8-K.....................................................     17


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                           1999            1998
                                                           ----            ----

Net sales                                              $ 22,837        $ 28,229

Cost of sales                                            15,652          19,141
                                                       --------        --------

Gross profit                                              7,185           9,088

Selling, general and administrative expenses              5,888           7,321

Corporate Charge                                            525             870

Non-recurring and procurement charges                       150           1,350
                                                       --------        --------

Operating income (loss)                                     622            (453)

Equity earnings of Barnett                                1,604           1,527

Amortization of deferred U.S. Lock gain                      49              --

Interest expense, net                                     1,167           1,500
                                                       --------        --------

Income (loss) before income taxes                         1,108            (426)

Provision (benefit) for income taxes                        383            (162)
                                                       --------        --------

Net income (loss)                                      $    725        $   (264)
                                                       ========        ========

Other comprehensive income (loss):
Foreign currency translation adjustment                     121              26
                                                       --------        --------
Comprehensive income (loss)                            $    846        $   (238)
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                                     ASSETS




                                                              September 30,       June 30,
                                                                  1999             1999
                                                               (Unaudited)       (Audited)
                                                               -----------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                                     $     56         $  1,376
  Trade receivables, net                                          14,436           10,686
  Other receivables                                                4,141            4,212
  Inventories                                                     17,618           19,052
  Prepaid expenses                                                 2,896            2,276
                                                                --------         --------
    Total current assets                                          39,147           37,602
                                                                --------         --------

INVESTMENT IN BARNETT                                             37,989           36,385
                                                                --------         --------

PROPERTY AND EQUIPMENT:
  Land                                                               434              430
  Buildings                                                        3,093            3,004
  Equipment                                                       13,055           12,675
                                                                --------         --------
                                                                  16,582           16,109
  Less accumulated depreciation and amortization                  (6,334)          (5,998)
                                                                --------         --------
  Property and equipment, net                                     10,248           10,111
                                                                --------         --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET           7,853            7,920
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                 627              565
DEFERRED TAX ASSET                                                   537              540
OTHER ASSETS                                                         779              451
                                                                --------         --------
                                                                $ 97,180         $ 93,574
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         September 30,     June 30,
                                                            1999             1999
                                                         (Unaudited)       (Audited)
CURRENT LIABILITIES:
  Current portion of long-term debt                       $  6,626         $    812
  Accounts payable                                           6,820            6,837
  Accrued liabilities                                        2,781            2,982
  Accrued income taxes payable                               1,049            1,314
  Accrued interest                                             332            1,330
                                                          --------         --------
      Total current liabilities                             17,608           13,275
                                                          --------         --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                   870              933

SENIOR NOTES                                                35,855           35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                           7,704            7,753


STOCKHOLDER'S EQUITY:
  Preferred stock, $.10 par value per share:                    --               --
    Authorized and unissued 1,000 shares
  Common Stock, $.01 par value per share:                       --               --
    Authorized 9,000 shares; 100 shares issued and
    outstanding
  Advances to Waxman Industries, Inc.                       (9,830)          (8,369)
  Paid-in capital                                           21,462           21,462
  Retained earnings                                         24,419           23,694
                                                          --------         --------
                                                            36,051           36,787
  Cumulative currency translation adjustment                  (908)          (1,029)
                                                          --------         --------

    Total stockholder's equity                              35,143           35,758
                                                          --------         --------
                                                          $ 97,180         $ 93,574
                                                          ========         ========




      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                             1999              1998
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    725         $   (264)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Non-recurring charges                                       --            1,350
      Amortization of deferred U.S. Lock gain                    (49)              --
      Equity earnings of Barnett                              (1,604)          (1,527)
      Depreciation and amortization                              469              470
      Deferred income taxes                                        3               --
  Changes in assets and liabilities:
    Trade receivables, net                                    (3,750)          (1,039)
    Inventories                                                1,434            2,063
    Other assets                                                (877)            (615)
    Accounts payable                                             (17)           1,066
    Accrued liabilities                                         (201)            (934)
    Accrued interest                                            (998)            (971)
    Accrued taxes                                               (265)             (23)
    Other, net                                                   121               26
                                                            --------         --------
      Net Cash Used in Operating Activities                   (5,009)            (398)
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                     (473)          (1,305)
                                                            --------         --------
      Net Cash Used in Investing Activities                     (473)          (1,305)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                          20,109           23,705
  Payments under credit agreements                           (14,295)         (21,012)
  Debt issuance costs                                           (128)              --
  Advances to parent                                          (1,461)            (782)
  Repayments of long-term debt, net                              (63)             (15)
                                                            --------         --------

      Net Cash Provided by
        Financing Activities                                   4,162            1,896
                                                            --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (1,320)             193

BALANCE, BEGINNING OF PERIOD                                   1,376               73
                                                            --------         --------

BALANCE, END OF PERIOD                                      $     56         $    266
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

                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. As of September 30, 1999, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products' and accounts for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998, the condensed balance sheet as of September 30, 1999 and the condensed statements of cash flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

         Over the past several years, the Company and Waxman Industries, Inc. ("Waxman Industries"), the Company's parent, have endeavored to reduce their high level of debt through the monetization of assets and to improve the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce their debt obligations and / or improve financial flexibility during that period. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient for at least the next 12 to 15 months to fund its working capital requirements. However, ultimately, the Company and Waxman Industries, will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In August 1999, Barnett announced that it was considering the repurchase of its shares owned by the Company. The Company continues to have discussions with Barnett's management regarding a share repurchase and continues to evaluate opportunities to monetize all or a portion of its investment in Barnett, including as part of a comprehensive plan to eliminate a significant portion of debt. The Company and Waxman Industries also continue discussions with certain bondholders regarding potential debt reduction / restructuring transactions. At this time, the Company does not have an agreement to monetize its investment in Barnett or reduce the high level of debt. However, the Company and Waxman Industries continue to pursue a debt restructuring and / or debt elimination plan. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.

NOTE 2 - BUSINESS
         --------

        The Company is a direct, wholly-owned subsidiary of Waxman Industries. The common stock of Waxman Industries is quoted on the Over-The-Counter Bulletin Board under the symbol "WAXX." The Company is a supplier of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale to Barnett. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign suppliers.

        At September 30, 1999, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,400 active customers throughout the United States. Barnett offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. The Company recorded equity earnings from this investment of $1.6 million and $1.5 million for the quarters ended September 30, 1999 and 1998, respectively. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT".


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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $48.0 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1999, which expire 2009 through 2013. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         Deferred taxes and amounts payable to Waxman Industries are included in Advances to Waxman Industries, Inc. in the accompanying condensed consolidated balance sheets.

         The Company's tax provisions for the three months ended September 30, 1999 and 1998 represent the Company's stand-alone tax provision.

NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of September 30, 1999. This investment is accounted for under the equity method of accounting.

         The following table presents unaudited summary financial data for Barnett at September 30, 1999 and June 30, 1999 and for the three months ended September 30, 1999 and 1998 (in thousands of dollars):

                  Statement of income data:                          1999                      1998
                                                                ---------                 ---------
                  Net sales                                     $  67,400                 $  52,391

                  Gross profit                                      21,734                    17,176
                  Net income                                         3,618                     3,441

                  Balance sheet data:
                  Current assets                                  $100,220                  $ 94,941
                  Non-current assets                                55,073                    54,245
                  Current liabilities                               26,965                    24,615
                  Non-current liabilities                           33,000                    33,000


NOTE 5 - NON-RECURRING AND PROCUREMENT CHARGES
         -------------------------------------

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

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $150,000 in the fiscal 2000 first quarter. The Company did not incur this type of cost in the fiscal 1999 first quarter. The Company did not incur procurement costs related to (ii) above in the fiscal 2000 and 1999 first quarters. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $0.3 million and $0.5 million the first quarter of fiscal 2000 and 1999, respectively, and are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended September 30, 1999 and 1998 included interest of $2.1 million and $2.4 million, respectively. The Company made no federal income tax payments in the first quarter of fiscal 2000 or fiscal 1999. However, the Company paid $0.4 million in state taxes in the first quarter of fiscal 2000. Waxman USA's cash flow, within certain restrictions, is upstreamed to Waxman Industries to service interest payments and administrative costs.

NOTE 7 - EARNINGS PER SHARE
         ------------------

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.

NOTE 8 - SEGMENT INFORMATION
         -------------------

         The Company's businesses distribute specialty plumbing products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, D-I-Y home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                                Corporate
                                  Retail         Non-Retail      and Other       Elimination         Total
                                  ------         ----------      ---------       -----------         -----

Reported net sales:
Fiscal 2000 three months        $ 17,350         $  8,579              --         $ (3,092)        $ 22,837
Fiscal 1999 three months          18,487           13,184              --           (3,442)          28,229


Operating income (loss):
Fiscal 2000 three months        $    927         $    220        $   (525)              --         $    622
Fiscal 1999 three months          (1,002)           1,419            (870)              --             (453)


Identifiable assets:
September 30, 1999              $ 44,705         $ 17,532        $ 34,943               --         $ 97,180
June 30, 1999                     45,017           15,866          32,691               --           93,574


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $11.7 million and $9.0 million for the first quarter of fiscal 2000 and 1999, respectively. Of these amounts, approximately $3.1 million and $3.4 million were intercompany sales for the first quarter of fiscal 2000 and 1999, respectively. Identifiable assets for the foreign operations were $20.0 million and $18.7 million at September 30, 1999 and June 30, 1999, respectively.

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


A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
         -------------------------------------------------------------------
         AND 1998
         --------

Net Sales
---------

         Net sales for the fiscal 2000 first quarter ended September 30, 1999 totaled $22.8 million, as compared to $28.2 million for the fiscal 1999 first quarter. Excluding the results of U.S. Lock, which was sold effective January 1, 1999, comparable net sales for the remaining businesses increased 5.3 percent from the recasted net sales of $21.7 million for the fiscal 1999 first quarter. As we have discussed previously, net sales originating from our Asian operations continue to increase due to the direct import program to retailers, which is managed by Consumer Products, and due to additional sales to Barnett. The direct import program for certain retailers requires coordination between the customers, who receive the direct shipment into their warehouses, the billing and collection services from our Asian operations, and selling, administrative and customer services from Consumer Products. We anticipate that this program will continue to play an important part in the Company's results and have begun presenting the Company's operating segment results based on business with retailers and non-retailers.

         Net sales to retailers amounted to $17.4 million for the first quarter ended September 30, 1999, a decrease from the $18.5 million for the same period last year. Sales to Hechinger / Builders Square decreased to $0.1 million in the fiscal 2000 first quarter, as compared to $1.9 million in the same period last year, while sales to Kmart and certain other retailers increased. As previously disclosed by the Company, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business beginning in January 1999. During the fiscal 1999 third quarter, the Company signed a three-year agreement with Kmart, which the Company expects will result in additional annual net sales of $4 to $5 million. The Company also began shipping to Target, a new customer, in September 1999. The Company believes that discussions with several other major retailers should result in new and expanded business opportunities for its Consumer Products and Asian operations in this fiscal year. A portion of this additional business, which would include showerheads, faucets, floor care products, and packaged plumbing items, will be shipped under the direct import program from the Company's Asian facilities.

         Non-retail net sales amounted to $8.6 million for the fiscal 2000 first quarter, a decrease from $13.2 million for the same period in fiscal 1999. Excluding the net sales of U.S. Lock, which amount to $6.5 million in the fiscal 1999 first quarter, non-retail net sales would have increased by $1.9 million. This increase is primarily due to an increase in net sales to Barnett.

Gross Profit
------------

         Gross profit for the fiscal 2000 first quarter was $7.2 million, with a gross profit margin of 31.5 percent, as compared to gross profit of $9.1 million and a gross profit margin of 32.2 percent for the three months ended September 30, 1998. Excluding U.S. Lock from the prior year results, gross profit increased by $0.3 million from the recasted fiscal 1999 first quarter gross profit of $6.9 million, while the gross profit margin would have decreased from
32.0 percent. The decrease in the gross margin is primarily attributable to a higher proportion of sales from the direct import sales program, which has a lower gross margin as well as lower selling, general and administrative expenses. The termination of the packaged plumbing program sales to Hechinger / Builders Square reduced the Company's gross profit and offset the increased gross profit from sales to other retailers. In addition, competitive pricing pressure from overseas suppliers of pipe nipples and valves has reduced the Company's sales and gross margins for those products.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $7.3 million for the quarter ended September 30, 1998 to $5.9 million for the quarter ended September 30, 1999. Included in the prior year's results are $1.3 million in SG&A expenses related to U.S. Lock. Excluding the SG&A expenses related to U.S. Lock, as a percentage of net sales, SG&A expenses decreased from 27.6% for the fiscal 1999 first quarter to 25.8% for the fiscal 2000 first quarter. The decreased percentage of expenses to net sales is due to a higher proportion of sales from the Asian operations and an increase in sales through the direct import program, which have lower SG&A expenses.

Non-Recurring and Procurement Charges
-------------------------------------

         In the fiscal 1999 first quarter, the Company recorded $1.35 million in non-recurring charges related to costs involved in the relocation of the Consumer Products' Bedford Heights warehouse to Groveport, Ohio. In the fiscal 2000 first quarter, the Company recorded procurement costs of $150,000 related to customer agreements to purchase products from the Company for a period of time.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.6 million for the quarter ended September 30, 1999, as compared to $1.5 million for the same quarter in fiscal 1999.

Amortization of Deferred Gain on Sale of U.S. Lock
--------------------------------------------------

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $29.9 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $17.7 million, with approximately $9.9 million being recognized in the fiscal 1999 third quarter. The remaining $7.8 million was reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 first quarter, the Company recognized $49,000 of this deferred gain.

Interest Expense
----------------

         For the quarter ended September 30, 1999, net interest expense totaled $1.2 million, as compared to $1.5 million for the first quarter in fiscal 1999. Average borrowings for the current year's quarter amounted to $39.2 million, with a weighted average interest rate of 11.1%, as compared to $53.2 million in the same quarter last year, with a weighted average interest rate of 10.4%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.4 million for the first quarter of fiscal 2000, as compared to a tax benefit of $0.2 million for the same quarter last year. The provisions represent Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

Net Loss
--------

         The Company's net income for the quarter ended September 30, 1999 amounted to $0.7 million, as compared to the loss of $0.3 million in the fiscal 1999 first quarter. The first quarter of fiscal 1999 was affected by the $1.35 million non-recurring charge associated with the relocation of a warehouse.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Over the past several years, the Company and Waxman Industries have endeavored to reduce their high level of debt through the monetization of assets and to improve the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce debt obligations and / or improve financial flexibility during that period. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, and the monetization, from time to time, of a portion of the Barnett Common Stock, will be sufficient for at least the next 12 to 15 months to fund its working capital requirements. However, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments. The Company and Waxman Industries continue their efforts to complete a financial restructuring plan, which includes the sale of the investment in Barnett and a restructuring and / or elimination of debt. Pending the completion of a comprehensive financial restructuring, the Company may also pursue the sale, from time to time, of a portion of its shares of Barnett or other selected assets to provide it with additional liquidity and financial flexibility.

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

         In August 1999, Barnett announced that it was considering the repurchase of its shares owned by the Company. The Company continues to have discussions with Barnett's management regarding a share repurchase and continues to evaluate other opportunities to monetize all or a portion of its investment in Barnett, including as part of a comprehensive plan to eliminate a significant portion of debt. The Company and Waxman Industries also continue to have discussions with certain of their bondholders regarding potential debt reduction / restructuring transactions. At this time, the Company does not have an agreement to monetize its investment in Barnett or reduce the high level of debt. However, the Company and Waxman Industries continue to pursue a debt restructuring and / or debt elimination plan. As discussed above, the Company may also pursue the sale, from time to time, of a portion of its shares of Barnett or other selected assets to provide it with additional liquidity and financial flexibility. There can be no assurance that the Company will be able to consummate such financial restructuring or any of the other aforementioned transactions.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman Industries, Inc. and TWI as guarantors. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million. As of

September 30, 1999, the Company had $5.3 million in borrowings under the revolving credit line of the facility and had approximately $10.9 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at September 30, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. In addition, up to $5.0 million of indebtedness under the Loan and Security Agreement is also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Waxman Industries' Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at September 30, 1999. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% of net sales for Consumer Products in fiscal 1999. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. The combined operations of Hechinger / Builders Square, accounted for approximately $3.7 million, or 7.8% and 3.8% of Consumer Products and the Company's net sales in fiscal 1999, respectively. Hechinger / Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

         The Company paid $0.4 million in income taxes in the first quarter of fiscal 2000. At June 30, 1999, Waxman Industries had $48.0 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013, and $41.3 million of original issue discount, as of June 30, 1999, that has been expensed on Waxman Industries' financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. In the event the Company and Waxman Industries complete a financial restructuring, which includes the sale of the investment in Barnett and, recognizes a gain from that sale, Waxman Industries will be able to use the net operating loss carryforwards to offset income taxes that will be payable and the Company will share inn this benefit through the tax sharing agreement with Waxman Industries.

         The Company has total future lease commitments for various facilities and other leases totaling $2.7 million, of which approximately $1.2 million is due in fiscal 2000 and $0.3 million was paid in the first quarter of fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations. Except as noted below, all operations have completed their Year 2000 compliance. Year 2000 modifications at TWI are nearly completed and are undergoing testing and final modifications will continue for the next 30 to 60 days. The expenditures included approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's modifications and timetable are similar to those of TWI, with the costs expected to total approximately $11,000 for hardware, $14,000 for software and $2,000 in labor to make the Year 2000 modifications.

         At September 30, 1999, the Company had working capital of $21.5 million and a current ratio of 2.2 to 1.

DISCUSSION OF CASH FLOWS
------------------------

         Net cash used for operations was $5.0 million in the fiscal 2000 first quarter principally due to an increase in trade receivables and other assets and a decrease in accrued interest, offset by a decrease in inventories. Also affecting net cash used for operations was $1.6 million in equity earnings of Barnett. Excluding this item, the net cash used by operations was $3.4 million. Cash flow used in investments totaled $0.5 million, attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities, offset by increased advances to Waxman Industries, totaled approximately $4.2 million.

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

         In August 1998, WAMI's PC-based Year 2000 software upgrade was provided by the software manufacturer at no cost and has been installed and tested. As part of a periodic replacement of hardware, WAMI has replaced certain PC's for approximately $10,000 to upgrade its remaining hardware to be Year 2000 compliant. WAMI's software and hardware have been reviewed by an external information technology professional for Year 2000 compliance.

         Medal Distributing has an IBM System 36, which was upgraded, with software modifications completed to be Year 2000 compliant. The modifications were completed in July 1999, at a cost of approximately $10,000.

         Based on information from hardware and software vendors, the PC-based information systems at TWI will require minor modifications to be Year 2000 compliant. The majority of these modifications were completed as of September 30, 1999 and financed through working capital with minimal cost. The remaining modifications to the information technology systems will be completed in the next quarter. The expenditures included approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's modifications and timetable are similar to those of TWI, with the costs expected to total approximately $11,000 for hardware, $14,000 for software and $2,000 in labor to make the Year 2000 modifications.

         The Company has reviewed its non-information technology systems and believes that the systems are Year 2000 compliant.

         The Company's operations have developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter and develop alternate suppliers as required. Although there is uncertainty of the ultimate impact that the Year 2000 may have on our customers and suppliers, the Company believes that is has taken prudent business measures with its internal systems and continues to monitor the progress made by its customers and vendors to minimize the affect, if any, that Year 2000 may have on its business.

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

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1999 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WAXMAN INDUSTRIES, INC.
                                                 -----------------------
                                                 REGISTRANT






DATE:  NOVEMBER 8, 1999                    BY: /S/ MARK W. WESTER
                                                 MARK W. WESTER
                                                 VICE PRESIDENT-FINANCE
                                                 AND CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)

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