Form 10-Q
period 1999-12-31
WAXMAN USA INC
filed 2000-02-09
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                                            -----------------

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

                                            Yes   [ X ]         No  [   ]


100 shares of Common Stock, $.01 par value, were outstanding as of February 4, 2000.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                                                 PAGE
                                                                                                 ----


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations - For the Six and Three
            Months Ended December 31, 1999 and 1998...........................................     3

            Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 1999.......     4 - 5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1999 and 1998.......................................     6

            Notes to Condensed Consolidated Financial Statements..............................     7 - 11

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................................     12 - 19


PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information....................................................................      20

Item 6. Exhibits and Reports on Form 8-K.....................................................      20


SIGNATURES
----------


EXHIBIT INDEX
-------------






PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                         WAXMAN USA INC. AND SUBSIDIARIES
                                         --------------------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -----------------------------------------------
                                                    (UNAUDITED)

                           FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                  (IN THOUSANDS)

                                                                     Six Months                         Three Months
                                                                     ----------                         ------------
                                                               1999              1998              1999              1998
                                                             --------          --------          --------          --------
Net sales                                                    $ 42,539          $ 57,427          $ 19,702          $ 29,198

Cost of sales                                                  29,463            39,678            13,811            20,537
                                                             --------          --------          --------          --------

Gross profit                                                   13,076            17,749             5,891             8,661

Selling, general and administrative expenses                   11,813            14,839             5,925             7,518

Non-recurring and procurement charges                           1,450             1,350             1,300              --

Corporate charge                                                  987             1,657               462               787
                                                             --------          --------          --------          --------

Operating (loss)income                                         (1,174)              (97)           (1,796)              356

Equity earnings of Barnett                                      3,604             3,331             2,000             1,804

Amortization of deferred U.S. Lock gain                            98              --                  49              --

Interest expense, net                                           2,475             3,047             1,308             1,547
                                                             --------          --------          --------          --------

Income (loss) before income taxes                                  53               187            (1,055)              613

Provision (benefit) for income taxes                               60                71              (323)              233
                                                             --------          --------          --------          --------

Net (loss)income                                             $     (7)         $    116          $   (732)         $    380
                                                             ========          ========          ========          ========

COMPREHENSIVE INCOME:
Foreign currency translation adjustment                           205               418                83               392
                                                             --------          --------          --------          --------
Comprehensive income(loss)                                   $    198          $    534          $   (649)         $    772
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



                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1999 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                                     ASSETS




                                                                           December 31,            June 30,
                                                                              1999                  1999
                                                                          (Unaudited)             (Audited)
                                                                           ---------              ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                $     338              $   1,376
  Trade receivables, net                                                      13,705                 10,686
       Other receivables                                                       3,336                  4,212
  Inventories                                                                 20,356                 19,052
  Prepaid expenses                                                             2,378                  2,276
                                                                           ---------              ---------
    Total current assets                                                      40,113                 37,602
                                                                           ---------              ---------

      INVESTMENT IN BARNETT                                                   39,989                 36,385
                                                                           ---------              ---------

PROPERTY AND EQUIPMENT:
  Land                                                                           436                    430
  Buildings                                                                    3,193                  3,004
  Equipment                                                                   13,360                 12,675
                                                                           ---------              ---------
                                                                              16,989                 16,109
  Less accumulated depreciation and amortization                              (6,661)                (5,998)
                                                                           ---------              ---------
        Property and equipment, net                                           10,328                 10,111
                                                                           ---------              ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                       7,786                  7,920
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                             562                    565
DEFERRED TAX ASSET                                                               533                    540
OTHER ASSETS                                                                     823                    451
                                                                           ---------              ---------
                                                                           $ 100,134              $  93,574
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







                                                 WAXMAN USA INC. AND SUBSIDIARIES
                                                 --------------------------------

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                              -------------------------------------

                                               DECEMBER 31, 1999 AND JUNE 30, 1999

                                                          (IN THOUSANDS)

                                               LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                         December 31,                  June 30,
                                                                            1999                         1999
                                                                         (Unaudited)                  (Audited)
                                                                         -----------                 -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $  15,886                $     812
  Accounts payable                                                              7,851                    6,837
  Accrued liabilities                                                           3,019                    2,982
  Accrued income taxes payable                                                    561                    1,314
  Accrued interest                                                              1,330                    1,330
                                                                            ---------                ---------
      Total current liabilities                                                28,647                   13,275
                                                                            ---------                ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                      818                      933

SENIOR NOTES                                                                   35,855                   35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                              7,655                    7,753


STOCKHOLDER'S EQUITY:
  Preferred stock, $.10 par value per share:                                     --                       --
    Authorized and unissued 1,000 shares
  Common Stock, $.01 par value per share:                                        --                       --
    Authorized 9,000 shares; 100 shares issued and
    outstanding
  Advances to Waxman Industries, Inc.                                         (17,166)                  (8,369)
  Paid-in capital                                                              21,462                   21,462
  Retained earnings                                                            23,687                   23,694
                                                                            ---------                ---------
                                                                               27,983                   36,787
  Cumulative currency translation adjustment                                     (824)                  (1,029)
                                                                            ---------                ---------

    Total stockholder's equity                                                 27,159                   35,758
                                                                            ---------                ---------
                                                                            $ 100,134                $  93,574
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









                                                       WAXMAN USA INC. AND SUBSIDIARIES
                                                       --------------------------------

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -----------------------------------------------
                                                                 (UNAUDITED)
                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                                (IN THOUSANDS)


                                                                                 1999                    1998
                                                                              ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $     (7)               $    116
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Amortization of deferred U.S. Lock gain                                      (98)                   --
      Equity earnings of Barnett                                                (3,604)                 (3,331)
      Depreciation and amortization                                                963                   1,063
      Deferred income taxes                                                          7                    --
  Changes in assets and liabilities:
    Trade receivables, net                                                      (3,019)                 (1,323)
    Inventories                                                                 (1,304)                    887
    Other assets                                                                   402                  (2,368)
    Accounts payable                                                             1,014                   2,222
    Accrued liabilities                                                             37                  (1,578)
    Accrued interest                                                              --                        (2)
    Accrued taxes                                                                 (753)                     10
    Other, net                                                                     205                     418
                                                                              --------                --------
      Net Cash Used in Operating Activities                                     (6,157)                 (3,886)
                                                                              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                       (906)                 (1,228)
                                                                              --------                --------
      Net Cash Used in Investing Activities                                       (906)                 (1,228)
                                                                              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                            43,659                  47,985
  Payments under credit agreements                                             (28,585)                (41,589)
  Debt issuance costs                                                             (137)                   --
  Advances to parent                                                            (8,797)                 (1,246)
  (Repayments) borrowings of long-term debt, net                                  (115)                      9
                                                                              --------                --------

      Net Cash Provided by
         Financing Activities                                                    6,025                   5,159
                                                                              --------                --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (1,038)                     45

BALANCE, BEGINNING OF PERIOD                                                     1,376                      73
                                                                              --------                --------

BALANCE, END OF PERIOD                                                        $    338                $    118
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

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. As of December 31, 1999, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the six and three months ended December 31, 1999 and 1998, the condensed balance sheet as of December 31, 1999 and the condensed statements of cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1999 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

         Over the past several years, the Company and Waxman Industries, Inc. ("Waxman Industries"), the Company's parent, have endeavored to reduce their significant amount of debt through the monetization of assets and by improving the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce their debt obligations and / or improve their financial flexibility during that period. In the spring of 1999, Waxman Industries began having discussions with some of its bondholders regarding its high level of debt and cash flow issues.

         On December 13, 1999, Waxman Industries and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 of Waxman Industries (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of the Company entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of Waxman Industries.

         The key provisions of the financial restructuring plan are:

          - The Debt Reduction Agreement contemplates that Barnett will engage an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.

          - If Barnett's efforts to maximize shareholder value result in a sale, the Company would sell all of its 7,186,530 shares of Barnett common stock.

          - Waxman Industries would apply the proceeds of any sale of the Barnett Common Stock, net of applicable taxes, in the following order:

               - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes

               - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest to be paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and

               - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes of Waxman Industries.

         The Debt Reduction Agreement contemplates the completion of the sale of the Barnett Common Stock as the first step in the financial restructuring plan. Following the anticipated sale of the Company's interest in Barnett, Waxman Industries and the Committee would file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; neither the Company nor any of Waxman Industries' operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

         The Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements for at least the next 12 to 15 months; however, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in it and Waxman Industries being much stronger companies, with a small amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock and the realization for accounting purposes of the deferred gain on the sale of U.S. Lock. Furthermore, the elimination of the indebtedness from the Senior Notes will reduce the Company's annual interest expense by approximately $4 million.

         Although Waxman Industries has entered into the Debt Reduction Agreement, there is no agreement, at this time, that would monetize the Company's investment in Barnett. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.


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

         At December 31, 1999, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. Barnett offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. The Company recorded equity earnings from this investment of $3.6 million and $3.3 million and $2.0 million and $1.8 million for the six months and quarters ended December 31, 1999 and 1998, respectively. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See
Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring of Waxman Industries.



NOTE 3 - INCOME TAXES

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

         The Company's tax provisions for the six and three months ended December 31, 1999 and 1998 represent the Company's stand-alone tax provision.

NOTE 4 - BARNETT

                  The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of December 31, 1999. This investment is accounted for under the equity method of accounting. See Note 1 and Management's Discussion and Analysis
- Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring of Waxman Industries.

         The following table presents unaudited summary financial data for Barnett at December 31, 1999 and June 30, 1999 and for the six and three months ended December 31, 1999 and 1998 (in thousands of dollars):



               Statement of income data:                          1999             1998
                                                              -----------      -----------
               Six Months:
               Net sales                                        $138,472          $110,511
               Gross profit                                       45,086            36,454
               Net income                                          8,130             7,506

               Three Months:
               Net sales                                        $ 71,072          $ 58,120
               Gross profit                                       23,352            19,278
               Net income                                          4,512             4,065

                                                                12/31/99          6/30/99
                                                                --------          --------
               Balance sheet data:
               Current assets                                   $105,867          $ 94,941
               Non-current assets                                 55,617            54,245
               Current liabilities                                28,570            24,615
               Non-current liabilities                            33,000            33,000


NOTE 5 - NON-RECURRING AND PROCUREMENT CHARGES

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The Company believes the Plumbcraft packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

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

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $150,000 in the first quarter and none in the second quarter of fiscal 2000. The Company did not incur this type of cost in the fiscal 1999 first or second quarter. The Company did not incur procurement costs related to (ii) above in the fiscal 2000 and 1999 first or second quarters. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $0.3 million and $0.5 million the first quarters and $0.7 million and $0.9 million for the first six months of fiscal 2000 and 1999, respectively, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the six months and three months ended December 31, 1999 and 1998 included interest of $2.4 million and $2.9 million (six months) and $0.3 million and $0.5 million (three months), respectively. The Company made no federal income tax payments to Waxman Industries in the six months or second quarter of fiscal 2000 or fiscal 1999. However, the Company paid $0.4 million in state taxes in the first quarter of fiscal 2000 and $0.5 million in the second quarter of fiscal 2000. Waxman USA's cash flow, within certain restrictions, is upstreamed to Waxman Industries to service interest payments and administrative costs.

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

                                                                             Corporate
                                            Retail          Non-Retail       and Other        Elimination            Total
                                            ------          ----------       ---------        -----------            -----
Reported net sales:
Fiscal 2000 three months                  $  14,756         $   8,766             --           $  (3,820)        $  19,702
Fiscal 1999 three months                     16,635            16,411             --              (3,848)           29,198
Fiscal 2000 six months                       32,105            17,346             --              (6,912)           42,539
Fiscal 1999 six months                       35,121            29,596             --              (7,290)           57,427



Operating income (loss):
Fiscal 2000 three months                  $  (1,626)        $     292        $    (462)             --           $  (1,796)
Fiscal 1999 three months                       (166)            1,309             (787)             --                 356
Fiscal 2000 six months                         (699)              512             (987)             --              (1,174)
Fiscal 1999 six months                       (1,167)            2,727           (1,657)             --                 (97)



Identifiable assets:
December 31, 1999                         $  43,509         $  19,106        $  37,519              --           $ 100,134
June 30, 1999                                45,017            15,866           32,691              --              93,574


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $22.4 million and $21.4 million and $10.8 million and $12.4 million for the six months and second quarter ended December 31, 1999 and 1998, respectively. Of these amounts, approximately $6.9 million and $7.3 million and $3.8 million and $3.8 million were intercompany sales for the six months and second quarter ended December 31, 1999 and 1998, respectively. Identifiable assets for the foreign operations were $21.3 million and $18.7 million at December 31, 1999 and June 30, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company and/or Waxman Industries may not be able to complete their deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

         The Company and Waxman Industries have endeavored over the past several years to reduce their significant amount of debt through the monetization of assets and by improving the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce debt obligations and / or improve their financial flexibility during that period. In the spring of 1999, Waxman Industries began having discussions with some of its bondholders regarding its high level of debt and cash flow issues. The Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement, as defined below. In the event the financial reorganization is not completed by Waxman Industries, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements for at least the next 12 to 15 months, however, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         On December 13, 1999, Waxman Industries and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 of Waxman Industries (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of the Company entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of Waxman Industries.

         The key provisions of the financial restructuring plan are:

          - The Debt Reduction Agreement contemplates that Barnett will engage an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.

          - If Barnett's efforts to maximize shareholder value result in a sale, the Company would sell all of its 7,186,530 shares of Barnett common stock.

          - The Company would apply the proceeds of any sale of the Barnett Common Stock, net of applicable taxes, in the following order:

               - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes

               - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest to be paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and

               - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes of Waxman Industries.

         The Debt Reduction Agreement contemplates the completion of the sale of the Barnett Common Stock as the first step in the financial restructuring plan. Following the anticipated sale of the Company's interest in Barnett, Waxman Industries and the Committee would file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; neither the Company nor any of the Waxman Industries' operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

         Waxman Industries and the Company believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, Waxman Industries and the Company believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements for at least the next 12 to 15 months; however, ultimately, Waxman Industries and the Company will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         The Company and Waxman Industries believe that the completion of the transactions set forth in the Debt Reduction Agreement will result in much stronger companies, with a small amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock and the realization for accounting purposes of the deferred gain on the sale of U.S. Lock. Furthermore, the elimination of the indebtedness from the Senior Notes will reduce the Company's annual interest expense by approximately $4 million.

         Waxman Industries believes that the Joint Plan should proceed through the judicial process in a timely manner due to the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. Waxman Industries expects to complete the Joint Plan by mid- 2000.

         As noted above, in December 1999, Barnett announced that it had engaged an investment banker to assist it with strategic alternatives to maximize shareholder value. Although the Waxman Industries has entered into the Debt Reduction Agreement, at this time Waxman Industries does not have an agreement that would monetize the Company's investment in Barnett. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.

         The Company is evaluating various options to streamline its operations, reduce expenses and improve margins. As part of that process, the logistics of our distribution facilities and the utilization of operations to source products as opposed to manufacturing products are being evaluated. The Company expects to complete this review and initiate various expense reduction plans within the next six months.

A.       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net Sales
---------

         Net sales for the fiscal 2000 second quarter ended December 31, 1999 totaled $19.7 million, as compared to $29.2 million for the fiscal 1999 second quarter. Excluding the results of U.S. Lock, which was sold effective January 1, 1999, comparable net sales for the remaining businesses decreased by $2.7 million, or 12.0% percent, from the recasted net sales of $22.4 million for the fiscal 1999 second quarter. The net sales decrease was attributable to the loss of $1.1 million in net sales from the now defunct Hechinger / Builders Square operations and weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations, with certain domestic support services provided by Consumer Products.

         Net sales to retailers amounted to $14.8 million for the second quarter ended December 31, 1999, a decrease from the $16.6 million for the same period last year. Sales to nearly all of our largest retail customers were lower than the prior year and our expectations. In addition, net sales for the second quarter of fiscal 1999 included $1.1 million in sales to the now defunct Hechinger / Builders Square operations. The Company's new sales programs with several retailers were not sufficient to offset sluggish sales some national retailers and the loss of the Hechinger / Builders Square business. The Company believes that many of these retailers reduced inventories for year-end inventory and cash management purposes and that sales should improve late in the quarter ended March 31, 2000.

         Non-retail net sales amounted to $8.8 million for the fiscal 2000 second quarter, a decrease from $16.4 million for the same period in fiscal 1999. Excluding the net sales of U.S. Lock, which amount to $6.8 million in the fiscal 1999 second quarter, non-retail net sales decreased by $0.8 million. This decrease is primarily due to a decrease in net sales to Barnett.

Gross Profit
------------

         Gross profit for the fiscal 2000 second quarter was $5.9 million, with a gross profit margin of 29.9 percent, as compared to gross profit of $8.7 million and a gross profit margin of 29.7 percent for the three months ended December 31, 1998. Excluding U.S. Lock from the prior year results, gross profit decreased by $0.5 million from the recasted fiscal 1999 second quarter gross profit of $6.4 million, while the gross profit margin would have increased from
28.7 percent. The decrease in the gross margin is primarily attributable to a higher proportion of sales from the direct import sales program, which has a lower gross margin as well as lower selling, general and administrative expenses. The termination of the packaged plumbing program sales to Hechinger / Builders Square reduced the Company's gross profit and offset the increased gross profit from sales to other retailers. In addition, competitive pricing pressure from overseas suppliers of pipe nipples and valves has reduced the Company's sales and gross margins for those products.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $7.5 million for the quarter ended December 31, 1998 to $5.9 million for the quarter ended December 31, 1999. Included in the prior year's results are $1.4 million in SG&A expenses related to U.S. Lock. Excluding the SG&A expenses related to U.S. Lock, as a percentage of net sales, SG&A expenses increased from 27.4% for the fiscal 1999 second quarter to 30.1% for the fiscal 2000 second quarter. The increased percentage of expenses to net sales is due to the reduction in sales levels and certain relatively fixed costs.

Non-Recurring and Procurement Charges
-------------------------------------

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The Company believes the Plumbcraft packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $2.0 million for the quarter ended December 31, 1999, as compared to $1.8 million for the same quarter in fiscal 1999.

Amortization of Deferred Gain on Sale of U.S. Lock
--------------------------------------------------

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 second quarter, the Company recognized $50,000 of this deferred gain.

Interest Expense
----------------

         For the quarter ended December 31, 1999, net interest expense totaled $1.3 million, as compared to $1.5 million in the fiscal 1999 second quarter. Average borrowings for the current year's quarter amounted to $45.8 million, with a weighted average interest rate of 10.8%, as compared to $55.1 million in the same quarter last year, with a weighted average interest rate of 10.5%. The average borrowings are lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the reduction of debt with a lower rate.

Provision  (Benefit) for Income Taxes
-------------------------------------

         The benefit for income taxes amounted to $0.3 million for the second quarter of fiscal 2000, as compared to the provison of $0.2 million for the same quarter last year. The provisions represent Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2000 and 1999 second quarters, the difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.


Net (Loss) Income
-----------------

         The Company's net loss for the quarter ended December 31, 1999 amounted to $0.7 million, as compared to the net income of $0.4 million, in the fiscal 1999 second quarter. The second quarter of fiscal 2000 was affected by the $1.3 million non-recurring charge associated with the consolidation of Consumer Product's packaged plumbing brand.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net Sales
---------

         Excluding U.S. Lock, which was sold effective January 1, 1999, net sales for the six months ended December 31, 1999 totaled $42.5 million, a decrease of $1.5 million from the $44.1 million for the comparable period in fiscal 1999. Including U.S. Lock's net sales for the six months ended December 31, 1998 of $13.4 million, the Company's net revenue was $57.4 million. The decrease in net sales is attributable to the lower than anticipated sales to retailers for the fiscal 2000 second quarter and the loss of the Hechinger / Builders Square account relationship and their filing for Chapter 7 liquidation, which accounted for a $3.0 million reduction in net sales for the Company. The net sales to Hechinger / Builders Square for the six months ended December 31, 1999 and 1998 amounted to $74,000 and $3.1 million, respectively.

Gross Profit
------------

         The gross profit margin for the six months ended December 31, 1999 improved to 30.7% from 30.3% for the six months ended December 31, 1998, excluding U.S. Lock. Nearly all of the operations reported a slight improvement in their gross margins. For the six months ended December 31, 1999 and 1998, excluding U.S. Lock, gross profit amounted to $13.1 million and $13.4 million, respectively. The decrease in gross profit was due to the decrease in net sales and a higher proportion of sales from the lower gross margin direct import sales program. Including U.S. Lock, the gross profit for the six months ended December 31, 1998 amounted to $17.7 million.

Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses, excluding U.S. Lock, decreased from $12.1 million for the six months ended December 31, 1998 to $11.8 million for the six month period ended December 31, 1999. SG&A expenses for the six months ended December 31, 1998 were $14.8 million including U.S. Lock. As a percentage of net sales, SG&A expenses, excluding U.S. Lock, increased slightly from 27.5% for the six month period in fiscal 1999 to 27.8% for the six months ended December 31, 1999.

Non-Recurring and Procurement Charges
-------------------------------------

         Consumer Products recorded non-recurring charges for the six months ended December 31, 1999 including procurement costs of $150,000, related to customer agreements to purchase product for a period of time, and $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft brand name.

         In the fiscal 1999 first quarter ended September 30, 1998, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The relocation to a more modern and efficient facility, which was completed in November 1998, has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through significant annual savings.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $3.6 million for the six months ended December 31, 1999. For the comparable period in fiscal 1999, the Company recorded equity earnings of $3.3 million.

Interest Expense
----------------

         For the six months ended December 31, 1999, interest expense totaled $2.5 million, a decrease from the $3.0 million in the comparable period last year. The decrease is primarily due to a decrease in borrowings under its bank credit agreement. Average borrowings for the six months ended December 31, 1999 amounted to $42.5 million, with a weighted average interest rate of 10.9%, as compared to $54.3 million in the same period last year, with a weighted average interest rate of 10.4%. The average borrowings are lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the reduction of debt with a lower rate.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.1 million and $0.1 million for the six months ended December 31, 1999 and 1998, respectively. The provisions represent Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization and state and foreign taxes.

Net (Loss) Income
-----------------

         The Company's net loss for the six months ended December 31, 1999 amounted to $7,000, as compared to net income of $0.1 million in the same period last year. Included in the fiscal 2000 results is a non-recurring charge of $0.15 million in procurement costs and $1.3 million for the consolidation of the Company's packaged plumbing program under the Plumbcraft brand name. The fiscal 1999 six month results included a non-recurring charge of $1.35 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio.



B.       LIQUIDITY AND CAPITAL RESOURCES

         Over the past several years, the Company and Waxman Industries have endeavored to reduce their high level of debt through the monetization of assets and to improve the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce their debt obligations and / or improve their financial flexibility during that period. These efforts recently resulted in Waxman Industries reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of the Company's Senior Notes. See Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Waxman Industries agreement to sell the Company's interest in Barnett as part of a comprehensive financial reorganization. The Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the financial reorganization effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements for at least the next 12 to 15 months, however, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         The Waxman Industries' financial reorganization plan does not involve the Company or any of its operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. Waxman Industries believes that the Joint Plan should proceed through the judicial process quickly because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. Waxman Industries expects to complete the Plan by mid- 2000.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million. As of December 31, 1999, the Company had $13.8 million in borrowings under the revolving credit line of the facility and had approximately $5.3 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitute approximately 6.2% of all outstanding Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at December 31, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the

Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and Waxman Industries' Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at December 31, 1999. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% of net sales for Consumer Products in fiscal 1999. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. The combined operations of Hechinger / Builders Square accounted for approximately $3.7 million, or 7.8% of Consumer Products net sales in fiscal 1999. Hechinger / Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $0.9 million in income taxes in the first six months of fiscal 2000. In the event the Company completes a financial reorganization, which includes the sale of its investment in Barnett and recognizes a gain from that sale, the Company will be able to use the net operating loss carryforwards to offset income taxes that will be payable.

         The Company has total future lease commitments for various facilities and other leases totaling $2.7 million, of which approximately $1.2 million is due in fiscal 2000 and $0.3 million was paid in the first six months of fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At December 31, 1999, the Company had working capital of $11.5 million and a current ratio of 1.4 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $6.2 million for the first six months of fiscal 2000 principally due to an increase in trade receivables, inventories and other assets, offset by an increase in accounts payable. Also affecting net cash used for operations was $3.6 million in equity earnings of Barnett. Excluding this item, the net cash used by operations was $2.6 million. Cash flow used in investments totaled $0.9 million, attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities, totaled approximately $6.0 million.

YEAR 2000

         The Company utilizes management information systems, software technology and non-information technology systems that were Year 2000 compliant, prior to December 31, 1999. The Company continues to monitor its operations, as well as its customers and suppliers to ensure its systems continue to meet its internal and external requirements. The Company does not believe that it has been or will be negatively impacted by Year 2000. A summary of the progress made by each of the Company's operations is provided below.

         During fiscal 1998, the Company's largest division, Consumer Products, completed a version upgrade of its J.D. Edwards software, which was Year 2000 compliant. In addition, Consumer Products made certain modifications to its systems and completed the testing of its information systems in fiscal 1998 to insure that it was Year 2000 compliant. Consumer Products utilizes IBM AS400 hardware, NT servers and personal computers that were also Year 2000 compliant. The specific cost of upgrading the hardware and software in fiscal 1998 was approximately $0.8 million; however, the majority of this cost was capitalized as it was part of a process of developing Consumer Products' capabilities to serve its customers and to operate its business, with Year 2000 compliance being an additional benefit.

         The Company's corporate office completed the development of its accounting package in March 1999, using Consumer Products' hardware and software. The accounting package was developed by internal personnel with MIS support at no additional cost, using the standard reporting format developed for Consumer Products.

         In August 1998, WAMI's PC-based Year 2000 software upgrade was provided by the software manufacturer at no cost and was installed and tested. As part of a periodic replacement of hardware, WAMI replaced certain PC's for approximately $10,000 to upgrade its remaining hardware to be Year 2000 compliant. WAMI's software and hardware were reviewed by an external information technology professional for Year 2000 compliance.

         Medal Distributing has an IBM System 36, which was upgraded, with software modifications completed to be Year 2000 compliant. The modifications were completed in July 1999, at a cost of approximately $10,000.

         TWI and CWI's PC-based information systems required minor modifications to be Year 2000 compliant, which were completed before December 31, 1999 and financed through working capital with minimal cost. The expenditures at TWI included approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's costs to modify its systems for Year 2000 were approximately $11,000 for hardware, $14,000 for software and $2,000 in labor.

PART II.       OTHER INFORMATION
               -----------------

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1999 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                              WAXMAN USA INC.
                                              ---------------
                                              REGISTRANT






DATE:  FEBRUARY 4, 2000                 BY: /s/ MARK W. WESTER
                                              MARK W. WESTER
                                              VICE PRESIDENT-FINANCE
                                              AND CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)

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