Form 10-Q
period 2000-03-31
WAXMAN USA INC
filed 2000-05-12
CIK 1014372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                              --------------
                                       OR

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

                                Yes    X          No  ___
                                     ----

100 shares of Common Stock, $.01 par value, were outstanding as of May 1, 2000.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                               INDEX TO FORM 10-Q
                               ------------------


                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations - For the Nine and Three
            Months Ended March 31, 2000 and 1999...........................................         3

            Condensed Consolidated Balance Sheets - March 31, 2000 and June 30, 1999....         4 -5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2000 and 1999.....................................          6

            Notes to Condensed Consolidated Financial Statements...........................    7 - 12

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations.........................................      13 - 20


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information................................................................         21

Item 6.  Exhibits and Reports on Form 8-K...............................................           21


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                     Nine Months            Three Months
                                                     -----------            ------------
                                                 2000         1999       2000         1999
                                                 -----        ----       -----        ----

Net sales                                      $ 62,361    $ 79,613    $ 19,822    $ 22,186

Cost of sales                                    43,110      55,617      13,647      15,939
                                               --------    --------    --------    --------

Gross profit                                     19,251      23,996       6,175       6,247

Selling, general and administrative expenses     17,872      20,599       6,059       5,760

Non-recurring and procurement charges             1,950       4,250         500       2,900

Corporate charge                                  1,445       2,310         458         653
                                               --------    --------    --------    --------

Operating loss                                   (2,016)     (3,163)       (842)     (3,066)

Equity earnings of Barnett                        5,333       5,024       1,729       1,693

(Loss) gain on sale of operations, net           (1,966)      9,860      (1,966)      9,860

Amortization of deferred U.S. Lock gain             147          --          49          --

Interest expense, net                             3,999       4,385       1,524       1,338
                                               --------    --------    --------    --------

Income (loss) before income taxes                (2,501)      7,336      (2,554)      7,149

Provision (benefit) for income taxes               (751)      2,968        (811)      2,897
                                               --------    --------    --------    --------

Net (loss)income                               $ (1,750)   $  4,368    $ (1,743)   $  4,252
                                               ========    ========    ========    ========

COMPREHENSIVE INCOME:
Foreign currency translation adjustment             434         130         229        (288)
                                               --------    --------    --------    --------
Comprehensive (loss) income                    $ (1,316)   $  4,498    $ (1,514)   $  3,964
                                               ========    ========    ========    ========




     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                        MARCH 31, 2000 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                                     ASSETS




                                                                                           March 31,                June 30,
                                                                                              2000                    1999
                                                                                          (Unaudited)               (Audited)
                                                                                          -----------               ---------
         CURRENT ASSETS:
           Cash and cash equivalents                                                        $   369               $    1,376
           Trade receivables, net                                                            12,970                   10,686
           Other receivables                                                                  4,810                    4,212
           Inventories                                                                       18,844                   19,052
           Prepaid expenses                                                                   2,764                    2,276
                                                                                             ------                   ------
             Total current assets                                                            39,757                   37,602
                                                                                             ------                   ------

         INVESTMENT IN BARNETT                                                               41,718                   36,385
                                                                                             ------                   ------

         PROPERTY AND EQUIPMENT:
           Land                                                                                 443                      430
           Buildings                                                                          3,192                    3,004
           Equipment                                                                         10,758                   12,675
                                                                                           --------                  -------
                                                                                             14,393                   16,109
           Less accumulated depreciation and amortization                                  (  5,826)                (  5,998)
                                                                                           --------                 --------
           Property and equipment, net                                                        8,567                   10,111
                                                                                            -------               ----------

         COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                             6,751                    7,920
         UNAMORTIZED DEBT ISSUANCE COSTS, NET                                                   487                      565
         DEFERRED TAX ASSET                                                                     530                      540
         OTHER ASSETS                                                                           797                      451
                                                                                             ------                   ------
                                                                                        $    98,607               $   93,574
                                                                                         ==========                =========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 2000 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                       March 31,                    June 30,
                                                                                         2000                         1999
                                                                                      (Unaudited)                  (Audited)
                                                                                      -----------                 -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $  20,566                    $  812
  Accounts payable                                                                          6,807                     6,837
  Accrued liabilities                                                                       2,081                     2,982
  Accrued income taxes payable                                                                565                     1,314
  Accrued interest                                                                            332                     1,330
                                                                                        ---------                  --------
      Total current liabilities                                                            30,351                    13,275
                                                                                         --------                  --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                                  768                       933

SENIOR NOTES                                                                               35,855                    35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                                          7,606                     7,753


STOCKHOLDER'S EQUITY:
  Preferred stock, $.10 par value per share:                                                   --                        --
    Authorized and unissued 1,000 shares
  Common Stock, $.01 par value per share:                                                      --                        --
    Authorized 9,000 shares; 100 shares issued and
    outstanding
  Advances to Waxman Industries, Inc.                                                     (18,784)                   (8,369)
  Paid-in capital                                                                          21,462                    21,462
  Retained earnings                                                                        21,944                    23,694
                                                                                         --------                    -------
                                                                                           24,622                    36,787
  Accumulative other comprehensive income                                                    (595)                   (1,029)
                                                                                         --------                    -------

    Total stockholder's equity                                                             24,027                    35,758
                                                                                        ---------                   -------
                                                                                       $   98,607                 $  93,574
                                                                                        =========                  ========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                            2000               1999
                                                                                          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net (loss) income                                                                  $       (1,750)         $   4,368
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Loss (gain) on sale of operations, net                                                  1,966             (9,860)
      Amortization of deferred U.S. Lock gain                                                  (147)                --
      Equity earnings of Barnett                                                             (5,333)            (5,024)
      Depreciation and amortization                                                           1,412              1,613
      Deferred income taxes                                                                      10                 --
  Changes in assets and liabilities:
    Trade receivables, net                                                                   (2,374)               711
    Inventories                                                                                (708)            (1,033)
    Other assets                                                                                107             (1,861)
    Accounts payable                                                                            (30)             1,619
    Accrued liabilities                                                                        (935)              (275)
    Accrued interest                                                                           (998)              (966)
    Net change in assets and liabilities of operations sold                                     185                281
    Accrued taxes                                                                              (749)               796
    Other, net                                                                                  313                130
                                                                                       -------------           --------
      Net Cash Used in Operating Activities                                                 ( 9,031)            (9,501)
                                                                                       -------------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Net proceeds from sale of business                                                            --             25,972
  Capital expenditures, net                                                                  (1,173)            (1,342)
                                                                                       -------------           --------
      Net Cash (Used in) Provided by Investing Activities                                    (1,173)            24,630
                                                                                       -------------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                                         60,369             49,290
  Payments under credit agreements                                                          (40,615)           (58,812)
  Debt issuance costs                                                                          (137)                --
  Advances (to) from parent                                                                 (10,415)             2,971
  Repayments of long-term debt, net                                                              (5)              (170)
                                                                                       -------------           --------

      Net Cash Provided by (Used in)
         Financing Activities                                                                 9,197             (6,721)
                                                                                       -------------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (1,007)             8,408

BALANCE, BEGINNING OF PERIOD                                                                  1,376                 73
                                                                                       -------------           --------

BALANCE, END OF PERIOD                                                                 $        369       $      8,481
                                                                                       =============           ========

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

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying condensed consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. As of March 31, 2000, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the nine and three months ended March 31, 2000 and 1999, the condensed balance sheet as of March 31, 2000 and the condensed statements of cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

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

         The key provisions of the financial restructuring plan are:
         - The Debt Reduction Agreement contemplates that Barnett will engage an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.
         - If Barnett's efforts to maximize shareholder value result in a sale, the Company would sell all of its 7,186,530 shares of Barnett common stock.
         - Waxman Industries would apply the proceeds of any sale of the Barnett Common Stock, net of applicable taxes, in the following order:
                    - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes
                    - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and
                    - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes of Waxman Industries.

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

         Waxman Industries is discussing several options to fund its interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash required for this interest payment, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated by Waxman Industries, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements. However, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in it and Waxman Industries being stronger companies, with an amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock and the realization for accounting purposes of the deferred gain on the sale of U.S. Lock. Furthermore, the elimination of the indebtedness from the Senior Notes will reduce the Company's annual interest expense by approximately $4 million.

         Although Waxman Industries has entered into the Debt Reduction Agreement, there is no agreement, at this time, that would monetize the Company's investment in Barnett. The Company and Waxman Industries believe that an agreement will be completed during the fiscal 2000 fourth quarter. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.


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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale to Barnett. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and WAMI Sales, a domestic U.S. operation that distributes galvanized, black, brass, and chrome pipe nipples and malleable fittings to industrial and wholesale distributors. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign suppliers.

         At March 31, 2000, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. Barnett offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. The Company recorded equity earnings from this investment of $5.3 million and $5.0 million for the nine months ended March 31, 2000 and 1999, respectively, and $1.7 million for the quarters ended March 31, 2000 and 1999. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring of Waxman Industries.

NOTE 3 - SALE OF  DIVISION
         -----------------

         WESTERN AMERICAN MANUFACTURING INC.- FISCAL 2000:

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have reduced the consolidated net sales and resulted in the following improvements in the Company's net operating results:

              Nine months        Nine months      Three months     Three months
               March 31,          March 31,         March 31,        March 31,
                  2000              1999              2000             1999
                  ----              ----              ----             ----
Net sales      $  2,923          $  2,536           $   776          $   656
Net income          428               826               357              667


         U.S. LOCK - FISCAL 1999:
         In December 1998, the Company announced it had entered into an agreement to sell certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett for approximately $33.0 million in cash, less certain post closing adjustments (the "U.S. Lock Sale"). The U.S. Lock Sale was effective January 1, 1999, resulting in an estimated net pretax gain of $17.7 million, of which approximately $7.8 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The remaining gain of $9.9 million was recognized in the quarter ended March 31, 1999. The

Company will recognize the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. The Company utilized a portion of Waxman Industries' net operating loss carryforwards to offset a portion of the tax on the net gain from the U.S. Lock Sale.

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

                                     Nine months      Three months
                                      March 31,         March 31,
                                         1999             1999
                                         ----             ----
Net sales                              $13,361             --
Net income                               1,000             --


NOTE 4 - INCOME TAXES
         ------------

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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries had approximately $46.8 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 1999, which expire 2009 through 2013. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         Deferred taxes and amounts payable to Waxman Industries are included in Advances to Waxman Industries, Inc. in the accompanying condensed consolidated balance sheets.

         The Company's tax provisions for the nine and three months ended March 31, 2000 and 1999 represent the Company's stand-alone tax provisions.


NOTE 5 - BARNETT
         -------

                  The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of March 31, 2000. This investment is accounted for under the equity method of accounting. See Note 1 and Management's Discussion and Analysis
- Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring of Waxman Industries.

         The following table presents unaudited summary financial data for Barnett at March 31, 2000 and June 30, 1999 and for the nine and three months ended March 31, 2000 and 1999 (in thousands of dollars):


                  Statement of income data:           2000            1999
                                                  ----------      ----------
                  Nine Months:
                  Net sales                        $ 211,820       $ 174,390
                  Gross profit                        69,548          58,060
                  Net income                          12,051          11,333

                  Three Months:
                  Net sales                        $  73,348       $  63,879
                  Gross profit                        24,463          21,606
                  Net income                           3,921           3,827

                                                     3/31/00         6/30/99
                                                     -------         -------
                  Balance sheet data:
                  Current assets                   $ 106,242       $  94,941
                  Non-current assets                  55,259          54,245
                  Current liabilities                 24,543          24,615
                  Non-current liabilities             33,000          33,000

NOTE 6 - NON-RECURRING AND PROCUREMENT CHARGES
         -------------------------------------

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft(R) packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

         In the first quarter of fiscal 1999, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings. In the third quarter of fiscal 1999, Consumer Products recorded an additional non-recurring charge of $0.45 million for additional costs involved with the move, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights.

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $150,000 in the first quarter, none in the second quarter and $500,000 in the third quarter of fiscal 2000. The Company incurred $2.0 million of this type of cost in the fiscal 1999 third quarter and nine month periods. The Company did not incur procurement costs related to (ii) above in the fiscal 2000, but incurred $0.45 million in fiscal 1999 third quarter and nine month periods for this type of charge. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $0.4 million and $1.3 million in the third quarter and $1.1 million and $2.2 million for the first nine months of fiscal 2000 and 1999, respectively, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the nine months and three months ended March 31, 2000 and 1999 included interest of $4.8 million and $5.1 million (nine months) and $2.4 million and $2.2 million (three months), respectively. The Company made no federal income tax payments to Waxman Industries in the nine months or third quarter of fiscal 2000 or fiscal 1999. However, the Company paid $0.8 million in state taxes for the nine months ended March 31, 2000. Waxman USA's cash flow, within certain restrictions, is upstreamed to Waxman Industries to service interest payments and administrative costs.

NOTE 8 - EARNINGS PER SHARE
         ------------------

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.

NOTE 9 - SEGMENT INFORMATION
         -------------------

         The Company's businesses distribute specialty plumbing products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, do-it-yourself ("D-I-Y") home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                               Corporate
                           Retail  Non-Retail  and Other  Elimination   Total
                           ------  ----------  ---------  -----------   -----
Reported net sales:
Fiscal 2000 three months  $ 14,778   $  8,168       --     $ (3,124)   $ 19,822
Fiscal 1999 three months    18,681      6,496       --       (2,991)     22,186
Fiscal 2000 nine months     46,883     25,514       --      (10,036)     62,361
Fiscal 1999 nine months     53,777     36,120       --      (10,284)     79,613



Operating income (loss):
Fiscal 2000 three months  $   (143)  $   (241)  $   (458)      --      $   (842)
Fiscal 1999 three months    (1,443)      (970)      (653)      --        (3,066)
Fiscal 2000 nine months       (842)       271     (1,445)      --        (2,016)
Fiscal 1999 nine months     (1,843)       990     (2,310)      --        (3,163)



Identifiable assets:
March 31, 2000            $ 43,244   $ 16,393   $ 38,970       --      $ 98,607
June 30, 1999               45,017     15,866     32,691       --        93,574

         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $10.3 million and $11.1 million for the third quarter of fiscal 2000 and 1999, respectively. Of these amounts, approximately $3.1 million and $3.0 million were intercompany sales for the third quarter of fiscal 2000 and 1999, respectively. For the nine months ended March 31, 2000 and 1999, net sales for those foreign operations amounted to $32.8 million and $32.4 million, respectively. Of these amounts, approximately $10.0 million and $10.3 million were intercompany sales for the nine months ended March 31, 2000 and 1999, respectively. Identifiable assets for the foreign operations were $17.5 million and $18.7 million at March 31, 2000 and June 30, 1999, respectively.

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

RECENT DEVELOPMENTS

         The Company and Waxman Industries have endeavored over the past several years to reduce their significant amount of debt through the monetization of assets and by improving the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce debt obligations and / or improve their financial flexibility during that period. In the spring of 1999, Waxman Industries began having discussions with some of its bondholders regarding its high level of debt and cash flow issues. Waxman Industries is also discussing several options to fund its interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement, as defined below, to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash requirements for this interest payment, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the financial reorganization of Waxman Industries, as discussed below. In the event the financial reorganization is not completed by Waxman Industries, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements. However, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

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

               7,186,530 shares of Barnett common stock.
         - The Company would apply the proceeds of any sale of the Barnett Common Stock, net of applicable taxes, in the following order:
                    - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes
                    - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and
                    - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes of Waxman Industries.

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

         Excluding the June 1, 2000 interest payment discussed above, Waxman Industries and the Company believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the above mentioned financial reorganization of Waxman Industries. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, Waxman Industries and the Company believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements. However, ultimately, Waxman Industries and the Company will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

         The Company and Waxman Industries believe that the completion of the transactions set forth in the Debt Reduction Agreement will result in stronger companies, with an amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock and the realization for accounting purposes of the deferred gain on the sale of U.S. Lock. Furthermore, the elimination of the indebtedness from the Senior Notes will reduce the Company's annual interest expense by approximately $4 million.

         Waxman Industries believes that the Joint Plan should proceed through the judicial process in a timely manner due to the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. Waxman Industries expects to complete the Joint Plan by the fall of 2000.

         Although Waxman Industries has entered into the Debt Reduction Agreement, at this time, Waxman Industries does not have an agreement that would monetize the Company's investment in Barnett. Waxman Industries believes such an agreement will be completed during the fiscal 2000 fourth quarter. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.

         The Company continues to evaluate various options to streamline its operations, reduce expenses and improve cash flow and margins. As part of that process, the Company disposed of WAMI effective March 31, 2000 as it believes that sourcing pipe nipples will result in improved profit levels for the operations that distribute those products. The Company is also reviewing the logistics of its distribution facilities in an effort to improve efficiencies and reduce costs. The Company expects to complete this review and initiate various expense reduction plans within the next three months.


A.       RESULTS OF OPERATIONS
         ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------

NET SALES

         Net sales for the fiscal 2000 third quarter ended March 31, 2000 totaled $19.8 million, as compared to $22.2 million for the fiscal 1999 third quarter. The net sales decrease was due to weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations. In addition, sales to the now defunct Hechinger / Builders Square operations in the prior year third quarter contributed $0.4 million to the decrease in net sales in the current quarter.

         Net sales to retailers amounted to $14.8 million for the third quarter ended March 31, 2000, a decrease from the $18.7 million for the same period last year. Weaker sales to several of the larger retailers accounted for nearly all of the decrease. In addition, net sales for the third quarter of fiscal 1999 included $0.4 million in sales to the now defunct Hechinger / Builders Square operations. The Company's new sales programs with several retailers were not sufficient to offset the sluggish sales to some national retailers and the loss of the Hechinger / Builders Square business. The Company believes that many of these retailers reduced inventories for year-end inventory and cash management purposes. Sales improved in the month of March and, indications are for improved sales in May and June 2000.

         Effective March 31, 2000, the Company sold substantially all of the assets and certain liabilities of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales and operating results of WAMI have been consolidated in the results of operations for the quarter ended March 31, 2000. The net sales of WAMI for the three month periods ended March 31, 2000 and 1999 were $0.8 million and $0.7 million, respectively.

GROSS PROFIT

         Gross profit for the fiscal 2000 third quarter was $6.2 million, with a gross profit margin of 31.2 percent, as compared to gross profit of $6.2 million and a gross profit margin of 28.2 percent for the three months ended March 31, 1999. The gross profit was relatively the same, although the gross profit margin improved due to an adjustment in the prior year to the gross profit of the pipe nipple manufacturing and distribution operations, which decreased profits and the profit margin. The current year profit and margins were also affected by the termination of the packaged plumbing program sales to Hechinger / Builders Square.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A expenses") increased from $5.8 million for the quarter ended March 31, 1999 to $6.1 million for the quarter ended March 31, 2000. SG&A expenses for the foreign operations accounted for all of the increase in SG&A expenses. As a percentage of net sales, SG&A expenses increased from 26.0% for the fiscal 1999 third quarter to 30.6% for the fiscal 2000 third quarter. The increased percentage of SG&A expenses to net sales is due to a combination of higher expenses and a lower net sales base.

NON-RECURRING AND PROCUREMENT CHARGES

         In the third quarter of fiscal 2000, Consumer Products recorded a procurement charge of $0.5 million, representing the amount paid by the Company in connection with a customer's agreement to purchase products from the Company. In the fiscal 1999 third quarter, the Company's Consumer Products business recorded a business procurement charge of $2.45 million and $0.45 million in non-recurring charges related to additional costs involved in the relocation of the Consumer Products' Bedford Heights warehouse to Groveport, Ohio, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights, Ohio.

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its ownership interest in Barnett of $1.7 million for the quarters ended March 31, 2000 and 1999.

(LOSS) GAIN ON SALES OF OPERATIONS AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $17.7 million, with approximately $9.9 million being recognized in the fiscal 1999 third quarter. The remaining $7.8 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 third quarter, the Company recognized $49,000 of this deferred gain.

INTEREST EXPENSE

         For the quarter ended March 31, 2000, net interest expense totaled $1.5 million, as compared to $1.3 million in the fiscal 1999 third quarter. Average borrowings for the current year's quarter amounted to $52.9 million, with a weighted average interest rate of 10.8%, as compared to $45.2 million in the same quarter last year, with a weighted average interest rate of 10.8%. The average borrowings were lower in the prior year due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate remained consistent.

PROVISION  (BENEFIT) FOR INCOME TAXES

         The benefit for income taxes amounted to $0.8 million for the third quarter of fiscal 2000, as compared to the provision of $2.9 million for the same quarter last year. The provisions represent Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2000 and 1999 third quarters, the difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

NET (LOSS) INCOME

         The Company's net loss for the quarter ended March 31, 2000 amounted to $1.7 million, as compared to the net income of $4.3 million in the fiscal 1999 third quarter. The third quarter of fiscal 2000 was affected by the $0.5 million procurement charge and the $2.0 million loss on the sale of substantially all of the assets and certain liabilities of WAMI. The fiscal 1999 third quarter was affected by the $9.9 million gain on the sale of U.S. Lock, business procurement charges of $2.45 million and $0.45 million of costs associated with the relocation of Consumer Products' warehouse.


FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------

NET SALES

         Net sales for the nine months ended March 31, 2000 totaled $62.4 million as compared to $66.2 million for the same period in the prior fiscal year, excluding the results of U.S. Lock, which was sold effective January 1, 1999. Including U.S. Lock's net sales for the nine months ended March 31, 1999 of $13.4 million, the Company's net sales amounted to $79.6 million. The decrease in comparable net sales of $3.8 million between years is attributable to the loss of the Hechinger / Builders Square account relationship, which accounted for a $3.4 million reduction in net sales for the Company and to lower than anticipated sales to other retailers in the current fiscal year. The net sales to Hechinger / Builders Square for the nine months ended March 31, 2000 and 1999 amounted to $75,000 and $3.5 million, respectively.

GROSS PROFIT

         The gross profit for the nine months ended March 31, 2000 decreased to $19.3 million, as compared to $19.6 million excluding U.S. Lock or $24.0 million including U.S. Lock. For the nine months ended March 31, 2000, the gross profit margin improved to 30.9% from 29.6% for the nine months ended March 31, 1999, excluding U.S. Lock. The pipe nipple manufacturing and distribution operations accounted for most of the improvement due to certain financial statement adjustments in the third quarter of fiscal 1999, which decreased the margins for the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses, excluding U.S. Lock, amounted to $17.9 million for both nine month periods ended March 31, 2000 and 1999. Including U.S. Lock, SG&A expenses amounted to $20.6 million for the nine month period ended March 31, 1999. As a percentage of net sales, SG&A expenses, excluding U.S. Lock, increased from 27.0% for the nine month period in fiscal 1999 to 28.7% for the nine months ended March 31, 2000. Including U.S. Lock, the SG&A expenses as a percentage of sales for the nine months ended March 31, 1999 was 25.9%. The increase in the percentage for the nine month period ended March 31, 2000 was primarily due to the decrease in net sales.

NON-RECURRING AND PROCUREMENT CHARGES

         Consumer Products recorded non-recurring charges for the nine months ended March 31, 2000, including procurement costs of $650,000 related to customer agreements to purchase product for a period of time, and $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name.

         In the fiscal 1999 nine months ended March 31, 1999, Consumer Products recorded a non-recurring charge of $1.8 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The relocation to a more modern and efficient facility, which was completed in November 1998, has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through significant annual savings.

         In addition to the non-recurring charge for the relocation of its warehouse, Consumer Products also recorded a business procurement charge of $2.45 million in the nine months ended March 31, 1999.

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $5.3 million for the nine months ended March 31, 2000. For the comparable period in fiscal 1999, the Company recorded equity earnings of $5.0 million.

(LOSS) GAIN ON SALES OF OPERATIONS AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of WAMI to Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash. The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $17.7 million, with approximately $9.9 million being recognized in the fiscal 1999 third quarter. The remaining $7.8 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 nine month period, the Company recognized $147,000 of this deferred gain.

INTEREST EXPENSE

         For the nine months ended March 31, 2000, interest expense totaled $4.0 million, a decrease from the $4.4 million in the comparable period last year. The decrease is primarily due to a decrease in borrowings under its bank credit agreement. Average borrowings for the nine months ended March 31, 2000 amounted to $45.9 million, with a weighted average interest rate of 10.9%, as compared to $51.2 million in the same period last year, with a weighted average interest rate of 10.6%. The average borrowings are lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the reduction of debt with a lower rate and the increase in interest rates.


PROVISION (BENEFIT) FOR INCOME TAXES

         The benefit for income taxes amounted to $0.8 million for the nine months ended March 31, 2000, as compared to a provision of $3.0 million for the same period last year. The provisions represent Waxman USA's tax provision on a stand-alone basis, including various state and foreign taxes of the Company's wholly-owned operations. For the nine month periods in fiscal 2000 and 1999, the difference between the effective and statutory tax rates is primarily due to goodwill amortization and state and foreign taxes.

NET (LOSS) INCOME

         The Company's net loss for the nine months ended March 31, 2000 amounted to $1.8 million, as compared to the net income of $4.4 million for the same period in fiscal 1999. The nine months ended March 31, 2000 were affected by procurement charges of $0.65 million, the $2.0 million loss on the sale of substantially all of the assets of WAMI and the $1.3 million non-recurring charge for the consolidation of Consumer Products' packaged plumbing products under the Plumbcraft(R) brand name. The fiscal 1999 nine month period was affected by the $10.2 million gain on the sale of U.S. Lock, business procurement charges of $2.45 million and $0.45 million of costs associated with the relocation of Consumer Products' warehouse.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Over the past several years, the Company and Waxman Industries have endeavored to reduce their high level of debt through the monetization of assets and by improving the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce their debt obligations and / or improve their financial flexibility during that period. These efforts recently resulted in Waxman Industries reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of the Company's Senior Notes. See Note 1 and "Management's Discussion and Analysis - Recent Developments" in this Form 10-Q for a discussion of the Waxman Industries agreement to sell the Company's interest in Barnett as part of a comprehensive financial reorganization.

         Waxman Industries is also discussing several options to fund its interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash requirements for this interest payment, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities, will be sufficient to fund their working capital requirements until the expected completion of the Waxman Industries financial reorganization effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed, the Company and Waxman Industries believe that operating cash flow, together with borrowings under their working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund their working capital requirements. However, ultimately, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

         The Waxman Industries' financial reorganization plan does not involve the Company or any of its operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. Waxman Industries believes that the Joint Plan should proceed through the judicial process quickly because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. Waxman Industries expects to complete the Joint Plan by the fall of 2000.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of March 31, 2000, the Company had $19.4 million in borrowings under the revolving credit line of the facility and had approximately $1.7 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at March 31, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at March 31,

2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% of net sales for Consumer Products in fiscal 1999. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. The combined operations of Hechinger / Builders Square accounted for approximately $3.7 million, or 7.8% of Consumer Products and 3.8% of the Company's net sales in fiscal 1999. Hechinger / Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $0.8 million in income taxes in the first nine months of fiscal 2000. In the event Waxman Industries completes a financial reorganization, which includes the sale of its investment in Barnett and recognizes a gain from that sale, the Company will be able to use Waxman Industries' net operating loss carryforwards to offset income taxes that will be payable.

         The Company has total future lease commitments for various facilities and other leases totaling $2.7 million, of which approximately $1.2 million is due in fiscal 2000 and $0.9 million was paid in the first nine months of fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At March 31, 2000, the Company had working capital of $9.4 million and a current ratio of 1.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $9.0 million for the first nine months of fiscal 2000 principally due to an increase in trade receivables, and decrease in various accruals. The most significant items affecting cash used for operations were the $2.0 million net loss on the sale of certain assets and liabilities of WAMI and the $5.3 million in equity earnings of Barnett. Excluding these items, net cash used by operations was $5.7 million. Cash flow used in investments totaled $1.2 million, attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities, totaled approximately $9.2 million.

YEAR 2000

The Company utilizes management information systems, software technology and non-information technology systems that were Year 2000 compliant, prior to December 31, 1999. The Company continues to monitor its operations, as well as its customers and suppliers to ensure its systems continue to meet its internal and external requirements. The Company does not believe that it has been or will be negatively impacted by the Year 2000.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2000 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                                 WAXMAN USA INC.
                                                 ---------------
                                                 REGISTRANT





DATE:  MAY 10, 2000                            BY: /S/ MARK W. WESTER
                                                     MARK W. WESTER
                                                     VICE PRESIDENT-FINANCE
                                                     AND CHIEF FINANCIAL OFFICER
                                                     (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

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