Form 10-K405
period 2000-06-30
WAXMAN USA INC
filed 2000-09-13
CIK 1014372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                               FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                                         -------------
                                                OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 333-3689

                                 WAXMAN USA INC.
                                 ---------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                      34-1761514
------------------------                 ---------------------------------------
(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

        24460 AURORA ROAD,
        BEDFORD HEIGHTS, OHIO                            44146
        ---------------------                            -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         Registrant meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K and is therefore filing this form in reduced disclosure format.

         Number of shares of Common Stock outstanding as of September 1, 2000:

                               Common Stock                       100

     DOCUMENTS INCORPORATED BY REFERENCE

         Registrant has omitted information required by Items 4, 10, 11, 12, and 13 of Form 10-K because Registrant meets the conditions set forth in General Instruction (I) (1)(a) and (b) of Form 10-K and is, therefore, filing this Report in reduced disclosure format. However, the information that has been omitted from this Report is included in the periodic reports of Waxman Industries, Inc., the parent of Registrant, filed in accordance with the Securities Exchange Act of 1934.

         Waxman USA Inc. (the "Company") is a direct wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"). The Company consists of Waxman USA Inc. and subsidiaries in which Waxman USA Inc. directly or indirectly has a majority voting interest. The Company accounts for its 44.2% ownership in Barnett Inc. ("Barnett") under the equity method of accounting. The Barnett Form 10-K for the year ended June 30, 2000 is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company and/or Waxman Industries may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

                                     PART I

ITEM 1.   BUSINESS

        GENERAL

        The Company is a direct wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries"). The common stock of Waxman Industries is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WAXX." The Company believes it is one of the leading suppliers of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company's consolidated net sales were $81.4 million in fiscal 2000.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC"), which was renamed Medal of Pennsylvania Inc. ("Medal") effective July 1, 2000 and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, until its sale effective January 1, 1999, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and, WAMI Sales Inc., an operation that distributes galvanized, black, brass, and chrome pipe nipples and malleable fittings to wholesale trade distributors. TWI also included an operation in Mexico that threaded galvanized, black, brass, and chrome pipe until its sale effective March 31, 2000. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        At June 30, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 71,500 active customers throughout the United States. Barnett offers approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 2000 were $281.5 million. In fiscal 2000, the Company recognized $6.5 million in equity income from this investment. See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 12 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

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


CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 5,500 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Kmart, Wal-Mart and Sears, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 7 of the 25 largest D-I-Y retailers and four of the top five mass merchandisers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 2000 were $42.1 million, excluding direct import sales.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. In January 1999, Consumer Products entered into a three-year supply agreement with Kmart, which expanded the sales program to include additional product categories. In September 1999, the combined Hechinger / Builders Square operations filed for Chapter 7 liquidation. Those operations accounted for $3.7 million, or 7.8% and 3.8% of Consumer Products' and the Company's revenue, respectively, in fiscal 1999. Due to the loss of this revenue base, Consumer Products reduced its cost structure to be more in line with its revenue base, but was unable to absorb all of the expenses due to this revenue loss. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing, which has been fully reserved. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

         In furtherance of its continuing efforts to improve Consumer Products' prospects, during fiscal 1997, the Company began to augment certain existing product lines, streamline its packaged plumbing product lines, enhance the appearance and appeal of its existing plumbing product packaging and undertook certain customer retention and development programs. The Company believes the redesign effort has helped and should continue to help in its effort to retain existing business and to diversify its customer base by attracting new business. In order to minimize the financial impact on Consumer Products, the rollout of the package redesign program continued and was completed in fiscal 2000, with a charge of $1.3 million being recorded.

         In fiscal 1999, Consumer Products moved its distribution center from Bedford Heights, Ohio to a more modern and efficient center in Groveport, Ohio, a suburb of Columbus. In the fourth quarter of fiscal 2000, Consumer Products closed its warehouse in Grand Prairie, Texas, and now operates from one national distribution center near Columbus, Ohio. Consumer Products also closed its packaging facility in Tijuana, Mexico. The items previously packaged in Mexico are now packaged at the Company's overseas operations and, to a lesser extent, with domestic packagers. The closure of these facilities resulted in a charge of $0.6 million, but Consumer products expects to benefit from significant cost savings as a result of this consolidation.

         In the past several years, certain retailers have begun to develop direct import programs to improve their profitability. Those retailers generally select certain product categories and import full containers of such products to their domestic distribution centers. Consumer Products has responded to this trend by working with the Company's foreign sourcing operations to provide the products, while Consumer Products provides certain value added services, such as account management, selling and marketing support and customer service. Due to the sharing of responsibilities in servicing the domestic retail accounts, profits are shared by Consumer Products and the foreign operation. The direct shipment arrangement generally results in lower gross profit margins for the Company, but also lower selling, general and administrative costs.

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

         Consumer Products' service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment. During fiscal 1998, Consumer Products completed the modifications of all of its information systems to be Year 2000 compliant.

PRODUCTS

         The following is a discussion of Consumer Products' principal product groups:

         Plumbing Products. Consumer Products' plumbing repair products include toilet repair, sink and faucet repair, water supply repair, drain repair, shower and bath repair, hose and pipe repair, and connection repair. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), a line of shower and bath accessories under the proprietary trade name Spray Sensations(R), as well as a newly designed all-in-one sink sprayer under the name Soap `n Spray(TM). Consumer Products' product line also includes a full line of valves and fittings, rubber products and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R) and PlumbKing(R). In addition, Consumer Products offers certain of its customers the option of private label programs.

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


OTHER DOMESTIC OPERATIONS

         Medal

         WOC's name was changed to Medal of Pennsylvania Inc. ("Medal") effective July 1, 2000, to reflect the remaining operation in this former group of divisions. Medal is a supplier of hardware and plumbing products to approximately 600 independent retailers. The former WOC operations included U.S. Lock, a full line supplier of security hardware products, until its January 1, 1999 sale, and the operations of LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. Medal's net sales amounted to $4.7 million in fiscal 2000.

         Medal, which was acquired by the Company in 1980, is a regional distributor of hardware and plumbing products to independent hardware stores and small independent retailers. Medal distributes its products primarily through outside sales representatives and through a catalog and monthly circulars. The operations for Medal are located in Sharon, Pennsylvania, serving customers within a 250 mile radius. At June 30, 2000, Medal marketed approximately 11,800 products to its 600 customers. The continued expansion of certain national, multi-category retailers has continued to impact the smaller, independent retail operations served by Medal. Medal is working closely with its outside sales representatives and the smaller independent and regional retailers to adjust to the expansion of the large national retailers.

         WAMI Sales

         WAMI Sales Inc. ("WAMI Sales") was started by the Company in July 1997, to distribute pipe nipples that were manufactured in Tijuana, Mexico by Western American Manufacturing, Inc., an operation that was sold effective March 31, 2000. WAMI Sales distributes pipe nipples, fittings and other products to industrial supply and wholesale operations throughout the United States, and to a lesser extent, Canada. It distributes approximately 1,500 products to approximately 600 customers through its own sales force and through outside sales representative organizations. As a result of the sale of Western American Manufacturing, this operation will begin reporting as a wholly-owned operation of the Company effective July 1, 2000. WAMI Sales has developed relationships with foreign suppliers, including producers from Asia and with the acquirer of Western American Manufacturing, Inc. , to supply the products it distributes.

FOREIGN OPERATIONS

         Through TWI, the Company conducts its foreign operations in China and Taiwan, which support Consumer Products, Medal and Barnett. Over the past several years, certain retailers have begun to source a portion of their product requirements through direct import programs. TWI and Consumer Products have responded by participating with some retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 2000 and 1999, products purchased from the foreign operations accounted for approximately 16.8% and 19.6%, respectively, of the total product purchases made by the Company. For fiscal 2000, the operations owned by TWI had net sales of $40.2 million, of which $18.8 million were to Barnett and $10.2 million were intercompany transactions, which are eliminated in consolidation. Although a significant portion of the Company's non-retail sales are to Barnett, the Company has made significant progress in recent years in its effort to develop the non-retail customer base served by its foreign operations. Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing, Inc., a company that manufactured galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico. In June 2000, the Company closed one of its facilities in China that manufactured faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for two months of costs to close the facility. The Company will continue to distribute faucets that have been assembled by the Company, with components being manufactured by outside suppliers.

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

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                                   2000           1999               1998
                                                  -----           ----              -----

              Plumbing                              79%              68%              63%
              Electrical                             0%              1%                1%
              Hardware                              21%              31%              36%
                                                  -----           -----             -----
              Total net sales                      100%            100%              100%
                                                  =====           =====             =====

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

         Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. During a portion of fiscal 2000, the Company also imported United States goods assembled in Mexico under the preferential import regulations commonly known as '9802', formerly item `807'. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to re-import the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

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

         The above arrangements, both '9802' and quota restrictions, were superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA") and may be limited by revision or canceled at any time by the United States government. As a result of the passage of NAFTA, importation from Mexico is more competitive relative to importation from other exporting countries. The Company does not believe that its relative competitive position is adversely affected by NAFTA. As indicated above, many of the Company's imported goods are of Chinese origin, which was granted most favored nation status in the spring of 2000. There is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT - BARNETT AFFILIATE

         Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 71,500 active customers throughout the United States. Barnett offers and promotes approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths. Barnett's staff of over 140 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 43 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers, including TWI.

         Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering", and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. The Company received a per share price of $17.50, before the underwriters' discount, resulting in $21.6 million of net proceeds. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. In January 1999, the Company sold substantially all of the assets and certain liabilities of U.S. Lock, a division of WOC, to Barnett. At June 30, 2000, the Company owned 44.2% of the outstanding shares of Barnett Common Stock. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 12 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.


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

EMPLOYEES

         As of June 30, 2000, the Company employed 543 persons, 135 of whom were clerical and administrative personnel, 54 of whom were sales and service representatives and 354 of whom were either production or warehouse personnel. Eleven of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of June 30, 2000, certain information with respect to the Company's principal physical properties:

                                                                                                        LEASE
                                 APPROXIMATE                                                         EXPIRATION
    LOCATION                     SQUARE FEET                PURPOSE                                     DATE
--------------                  -------------              ---------                              ---------------
24455 Aurora Road                   26,000            Consumer Products Corporate                      6/30/02
  Bedford Hts., OH (1)                                Office

5920 Green Pointe Dr.              114,000            Consumer Products                                11/1/08
  Groveport, OH                                       Office and Distribution Center

330 Vine Street                     80,000            Medal                                            2/28/01
  Sharon, PA                                          Office and Distribution Center

No. 10, 7th Road                    55,000            TWI                                                Owned
  Industrial Park                                     Office, Packaging
  Taichung, Taiwan                                    and Distribution Center
  Republic of China

Dan Keng Village                    45,000            CWI
  Fu Ming County                                      Office, Packaging, Manufacturing                   Owned
  Shenzhen, P.R. China                                and Distribution Center

9430 Cabot Drive                    13,000            WAMI Sales                                       1/31/02
  San Diego, California                               Office and Distribution Center


(1) Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. In November 1998, Consumer Products completed the move of its warehouse to Groveport, Ohio, but continues to lease 9,000 square feet of office space and 17,000 square feet of warehouse space in Bedford Hts., Ohio. The remaining 97,000 square feet of warehouse space in this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 2000, $326,716 in fiscal 1999 and $314,150 in fiscal 1998.
         The Company received rental income from Handl-it, Inc. for subleasing the warehouse in Bedford Hts., Ohio of $290,970 in fiscal 2000 and $95,324 in fiscal 1999 for a portion of the year.

         Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products and WAMI Sales with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. Rent expense under these lease arrangements was $10,000 and $30,000 for fiscal 1999 and 1998, respectively. Consumer Products Group also paid Handl-it Inc. approximately $40,000 and $55,000 for the cost of transportation of products in fiscal 2000 and 1999, respectively. Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee equal to a percentage of monthly sales plus other direct costs from this operation. The charge amounted to $74,000 in fiscal 2000.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the common stock of the Company. All of the issued and outstanding common stock of the Company is owned by Waxman Industries. The Company declared no dividends in fiscal 2000 or 1999. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                             --------------------------


INCOME STATEMENT DATA:
(AMOUNTS IN THOUSANDS)                                       2000(8)         1999(9)         1998        1997         1996(10)
                                                            ---------       ---------       ---------   ---------    ---------
Net sales                                                   $  81,360       $  99,116       $ 105,662   $ 119,006    $ 235,067
Cost of sales (1)                                              59,259          69,264          69,429      84,574      160,556
                                                            ---------       ---------       ---------   ---------    ---------
Gross profit                                                   22,101          29,852          36,233      34,432       74,511
Selling, general and administrative expenses                   24,166          27,737          26,661      30,604       66,433
Corporate charge                                                1,934           2,638           3,306       3,872        4,195
Restructuring, impairment and procurement charges(1)           10,370           4,515              24       1,522       19,507
                                                            ---------       ---------       ---------   ---------    ---------
       Operating  income (loss)                               (14,369)         (5,038)          6,242      (1,566)     (15,624)
Gain on sale of Barnett stock, net (2)                           --              --              --        16,693       65,917
Gain on sale of U.S. Lock, net (3)                               --             9,958            --          --           --
Loss on sale of WAMI, net (1) (4)                              (2,024)           --              --          --           --
Equity earnings of Barnett                                      6,511           6,744           6,341       5,843         --
Amortization of deferred U.S. Lock gain                           196            --              --          --           --
Interest expense, net                                           5,612           5,464           5,614       7,144       16,263
                                                            ---------       ---------       ---------   ---------    ---------
Income (loss) from continuing operations before income
taxes, minority interest, discontinued operation,
extraordinary  loss and cumulative  effect of change in
accounting                                                    (15,298)          6,200           6,969      13,826       34,030
Provision  (benefit) for income taxes                          (1,765)          3,412           2,659       4,671       17,019
                                                            ---------       ---------       ---------   ---------    ---------
Income (loss) from continuing operations before minority
interest, discontinued operation,
Extraordinary loss and cumulative effect of change in
accounting                                                    (13,533)          2,788           4,310       9,155       17,011
Minority interest in consolidated affiliate                      --              --              --          --            975
Discontinued operation: (5)
  Reversal of loss on disposal, net of tax                       --              --              --          --          6,600
                                                            ---------       ---------       ---------   ---------    ---------
Income (loss) before  extraordinary  loss and  cumulative
effect of  change in accounting                               (13,533)          2,788           4,310       9,155       22,636
Extraordinary loss, net of tax benefit (6)                       --              --               115        --          3,750
Cumulative  effect of change  in  accounting,  net of tax
benefit (7)                                                      --              --              --          --          4,928
                                                            ---------       ---------       ---------   ---------    ---------
Net income (loss)                                           ($ 13,533)      $   2,788       $   4,195   $   9,155    $  13,958
                                                            =========       =========       =========   =========    =========


BALANCE SHEET DATA:
Working capital                                             $   3,323       $  24,326       $  17,598   $  31,764    $  52,456
Total assets                                                   85,573          93,574          96,732      97,944      133,063
Total long-term debt                                           36,635          36,788          36,697      49,509       50,357
Stockholder's equity                                           11,275          35,758          29,814      23,929       11,817


(1) In the fiscal 2000 second quarter, the Company recorded a $1.3 million restructuring charge related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. In the fiscal 2000 fourth quarter, the Company recorded a $0.6 million restructuring charge related to (i) the closure of its Grand Prairie, Texas distribution center, which was consolidated into Consumer Products' distribution center near Columbus, Ohio, and (ii) the closure of a packaging operation in Tijuana, Mexico that was transferred to the Company's operations in Taiwan and China. In the fiscal 2000 fourth quarter, Consumer Products also wrote off $1.7 million in packaging material and other inventory associated with these closings, which are recorded in cost of sales. The Company incurred a business procurement charge of $150,000 in the first quarter and $500,000 in the third quarter of fiscal 2000. In the fourth quarter of fiscal 2000, the Company also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. Also included is a $1.2 million charge from the closure of Premier Faucet Corporation in June 2000. In addition, the closure of the faucet operation resulted in a reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. In fiscal 1999, the Company recorded a $2.1 million restructuring charge associated with the move of one of Consumer Products' warehouses and a business procurement charge of $2.5 million. In the first quarter of fiscal 1998, the Company recorded an estimated restructuring charge of $133,000 for warehouse closure costs and other expenses associated with the sale of LeRan Gas Products. In the fourth quarter of fiscal 1998, the estimated loss was adjusted to the actual loss of $24,000. In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. In fiscal 1997, Consumer Products also recorded a business procurement charge of $0.8 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 million asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121. See Note 1 to the Consolidated Financial Statements for further discussion of the fiscal 2000 and 1998 business procurement charges and
     Note 4 for further discussion of the fiscal 1998 charges.

(2)  Reflects the gains on the Barnett Public Offerings as further described in
     Note 2 to the Consolidated Financial Statements.

(3) Reflects the gain on the sale of U.S. Lock as further described in Note 4 to the Consolidated Financial Statements.

(4) Reflects the $2.0 million loss on the March 31, 2000 sale of significantly all of the assets and certain liabilities of Western American Manufacturing Inc.

(5) Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products.

(6) Represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal 1998 and 1996, as further described in Notes 2 and 5 to the Consolidated Financial Statements.

(7) See Note 1 to the Consolidated Financial Statements for a discussion of procurement charges. Effective July 1, 1995, the Company changed its method of accounting for procurement costs to its current method as described in
     Note 1 to the Consolidated Financial Statements, resulting in the cumulative effect of a change in accounting for procurement costs of $8.2 million, before tax benefit, in fiscal 1996.

(8) The results of Western American Manufacturing Inc. were consolidated by the Company until its sale, which was effective March 31, 2000. As a result of the sale, fiscal 2000 only includes nine months of WAMI's results while the previous fiscal years include results for twelve months. See Note 4 to the Consolidated Financial Statements for further discussion of the sale of WAMI.

(9) The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 only includes six months of U.S. Lock's results while the previous fiscal years include results for twelve months. See Note 4 to the Consolidated Financial Statements for further discussion of the sale of U.S. Lock.

(10) The results of Barnett were consolidated by the Company until the Barnett Secondary Offering in 1997. As a result of the Barnett Secondary Offering, fiscal years subsequent to fiscal 1996 do not consolidate the results of Barnett.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments -- the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing products to non-retail businesses. Distribution of plumbing and hardware products to retailers is conducted through domestic operations, as well as through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 2000, approximately 25.5% and 52.0% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations and Barnett, respectively, which are considered non-retail sales. Intercompany sales are eliminated in consolidation.

DEBT RESTRUCTURING EFFORTS

         Over the past several years, the Company and Waxman Industries have endeavored to reduce their high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce debt obligations and / or improve financial flexibility during that period. Excluding certain interest payments, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements. However, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without the monetization of the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         On December 13, 1999, Waxman Industries and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of the Company entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval of the Waxman Industries financial restructuring plan), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of Waxman Industries. On July 10, 2000, Waxman Industries announced that it has reached agreements with the Committee, among others, for the monetization of Waxman USA's ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share (the "Barnett Merger"). The completion of the acquisition is subject to the successful financing by Wilmar of the Barnett stock purchase.

         The key provisions of Waxman Industries' comprehensive financial restructuring plan include:

         - On July 10, 2000, Barnett agreed to a merger with Wilmar Industries, Inc. at a cash price of $13.15 per share, which is expected to be completed around September 30, 2000.

         - The Company has agreed to vote in favor of the merger and sell in the Barnett Merger, all of the 7,186,530 shares of Barnett common stock, less any shares sold to Barnett as noted below.

         - The Company and Waxman Industries would apply the proceeds of any sale of the Barnett Common Stock owned by the Company in the following order:

            - approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares

            - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and $2 million in other costs associated with the financial restructuring transaction

            - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes, and

            - the remaining net proceeds to a dedicated account to be used for the full satisfaction of the Waxman Industries Deferred Coupon Notes, including accrued interest

         Following the anticipated sale of the Company's interest in Barnett, Waxman Industries and the Committee will file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; neither Waxman USA, or any of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

         Waxman Industries, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Barnett Merger was not completed by September 1, 2000. The Company sold 160,723 shares representing $2 million in value to Barnett and paid the interest due on its Senior Notes.

         Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization of Waxman Industries. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, the Company and Waxman Industries will not be able to continue to make all of their interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing, Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a stronger company. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, net of the write off of the unamortized debt issuance costs and the realization for accounting purposes of the deferred gain on the sale of U.S. Lock. Furthermore, the elimination of the indebtedness from the Senior Notes and the reduction in the indebtedness to Congress Financial Corporation will reduce the Company's annual interest expense by approximately $5 million.

         Although Waxman Industries has entered into the Debt Reduction Agreement, and has an agreement that would monetize the Company's investment in Barnett, there can be no certainty that the above transactions will be completed. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered. (See Report of Independent Public Accountants and Footnote 12.)


HISTORICAL OVERVIEW

         A historic overview of some of the Company's other recent strategic and restructuring developments are summarized below.

         The Company owns 7,186,530 shares, or 44.2%, of the Barnett Common Stock at June 30, 2000, which are accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products to Barnett (see Note 4). In January 1999, the Company completed the sale of U.S. Lock to Barnett (see Note 4).

         In July 1997, substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products was sold to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction.

         In May 1997, the Company commenced an offer to repurchase (the "Purchase Offer"), at par, $12.0 million of the Company's 11 1/8% Senior Notes due 2001 (the "Senior Notes"). In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for the redemption of $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997.

         In the first quarter of fiscal 1999, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through annual cost savings.

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

         In December 1999, Waxman Industries agreed to a process with the Committee, that would lead to the full satisfaction of Waxman Industries' Deferred Coupon Notes and the Company's Senior Notes as part of a comprehensive financial restructuring of the Waxman Industries. On July 10, 2000, Waxman Industries announced that it has reached agreements with the Committee, among others, for the monetization of the Company's ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share. (See "Debt Restructuring Effort".)

         Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing, Inc., a company that manufactured galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico, for $1.8 million in cash.

         In the fourth quarter of fiscal 2000, Consumer Products consolidated certain operations to improve its efficiencies, including the closure of Consumer Product's Grand Prairie distribution center and packaging operations in Tijuana, Mexico. Distribution operations for Consumer Products will be conducted from a national distribution center near Columbus, Ohio, while the packaging operations will be conducted at the Company's operations in China and Taiwan.

         In June 2000, the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. The Company will continue to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.


RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of net sales:


                                                                                   FISCAL YEAR ENDED JUNE 30,
                                                                                   --------------------------


                                                                                  2000          1999          1998
                                                                                  ----          ----          ----
Net sales                                                                         100.0%        100.0%        100.0%

Cost of sales                                                                      72.8%         69.9%         65.7%

Gross profit                                                                       27.2%         30.1%         34.3%

Selling, general and administrative expenses                                       29.7%         28.0%         25.3%

Corporate charge                                                                    2.4%          2.7%          3.1%

Restructuring, impairment and  procurement charges                                 12.8%          4.6%            --

Operating income (loss)                                                          (17.7%)        (5.1%)          5.9%

Gain on sale of U.S. Lock, net                                                        --         10.0%            --

Loss on sale of WAMI, net                                                         (2.4%)            --            --

Equity earnings of Barnett                                                          8.0%          6.8%          6.0%

Amortization of deferred U.S. Lock gain                                             0.2%            --            --

Interest expense, net                                                               6.9%          5.5%          5.3%

Income (loss) before income taxes and
 extraordinary loss                                                              (18.8%)          6.2%          6.6%

(Benefit) provision for income taxes                                              (2.2%)          3.4%          2.5%

Income (loss) before extraordinary loss                                          (16.6%)          2.8%          4.1%

Extraordinary loss                                                                    --            --          0.1%

Net income (loss)                                                                (16.6%)          2.8%          4.0%

YEAR ENDED JUNE 30, 2000 VS. YEAR ENDED JUNE 30, 1999

Net Sales

         Net sales of the Company's comparable continuing businesses for fiscal 2000 amounted to $77.8 million as compared to $81.9 million for fiscal 1999, a decrease of $4.1 million. The loss of the Hechinger / Builders Square business accounted for $3.4 million of the decrease in comparable net sales. Excluded from those results are net sales of U.S. Lock, which was sold effective January 1, 1999, Western American Manufacturing, Inc.,("WAMI") which was sold effective March 31, 2000 and Premier Faucet Corporation, which was closed in June 2000. Reported net sales of the Company's wholly-owned operations, including those operations sold, totaled $81.4 million for fiscal 2000, as compared to $99.1 million for the same period in the prior fiscal year.

GROSS PROFIT

         The gross profit for the comparable continuing businesses for fiscal 2000 decreased to $22.4 million, as compared to $25.4 million for fiscal 1999. Including results from U.S. Lock and WAMI while they were owned by the Company, the gross profit amounted to $22.1 million and $29.9 million for fiscal 2000 and 1999, respectively. Gross profit for fiscal 2000 was lower due to a $1.7 million fourth quarter charge in cost of sales at Consumer Products to write-off packaging material and other inventory associated with the move of its packaging facility to Asia, and the consolidation of its Grand Prairie, Texas facility into its National Distribution Center in Groveport, Ohio. In addition, the June 2000 closure of Premier Faucet Corporation resulted in a reduction in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. For fiscal 2000, the gross profit margin for the continuing businesses decreased to 28.8% from 31.0% for fiscal 1999, principally due to the adjustments mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses, excluding U.S. Lock, WAMI and Premier Faucet, amounted to $22.8 million and $23.1 million for fiscal 2000 and 1999, respectively. Including the operations while they were operated as part of the Company, SG&A expenses amounted to $24.2 million for fiscal 2000 and $27.7 million for fiscal 1999. As a percentage of net sales, SG&A expenses for the continuing businesses increased from 28.3% in fiscal 1999 to 29.3% in fiscal 2000, primarily due to the decrease in net sales and the relatively fixed nature of certain SG&A expenses.

CORPORATE CHARGE

        Corporate charge decreased to $1.9 million, or 2.4% of net sales for the wholly-owned operations in fiscal 1999, compared to $2.6 million, or 2.7% of net sales for the wholly-owned operations in fiscal 1999. Corporate charges are allocations to the Company of expenses that Waxman Industries incurs to support its corporate activities.

RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES

         Consumer Products recorded restructuring, impairment and procurement charges for fiscal 2000 of $10.4 million, including procurement costs of $0.65 million related to customer agreements to purchase product for a period of time, $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name, $0.6 million for the completion of its plan to create a national distribution center and consolidate its Grand Prairie, Texas warehouse into the Groveport, Ohio facility and the move of the packaging operations from Tijuana, Mexico to the Company's operations in China, which should reduce certain packaging costs. In the fourth quarter of fiscal 2000, Consumer Products also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. In addition, in June 2000 the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. The Company will continue to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

         In the fiscal 1999 first quarter, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional restructuring charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings.

         In addition to the restructuring charge for the relocation of the warehouse, the Company's operations also recorded a business procurement charge of $2.5 million in fiscal 1999.

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its 44.2% ownership interest in Barnett of $6.5 million for fiscal 2000, as compared to $6.7 million in fiscal 1999. See "Debt Restructuring Effort" section and Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

(LOSS) GAIN ON SALES OF OPERATIONS AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of WAMI to Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash. The WAMI sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which included a write-off of approximately $1.0 million of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $29.9 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $17.7 million, with approximately $9.9 million being recognized in the fiscal 1999 third quarter. The remaining $7.8 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, and will fully recognize the remaining balance upon the sale of its ownership interest in Barnett. In fiscal 2000, the Company recognized $196,000 of this deferred gain.

INTEREST EXPENSE

         Interest expense for fiscal 2000 totaled $5.6 million, an increase of $0.1 million from the $5.5 million in fiscal 1999. The increase is primarily due to an increase in borrowings under the Company's bank credit agreement and an increase in the borrowing rate on that facility during the fiscal year. Average borrowings for fiscal 2000 amounted to $48.4 million, with a weighted average interest rate of 10.9%, as compared to $53.3 million for fiscal 1999, with a weighted average interest rate of 9.7%. The average borrowings are slightly lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to increases in the federal fund rates that influence the rate charged by lending institutions for working capital loans.

PROVISION (BENEFIT) FOR INCOME TAXES

         The benefit for income taxes was $1.8 million in fiscal 2000 as compared to a provision of $3.4 million in fiscal 1999. The effective tax rate in fiscal 2000 was 11.5% as compared to 55.0% in fiscal 1999. Differences between the effective tax rate and the statutory rate in fiscal 2000 are primarily the result of a $7.9 million nondeductible write off of goodwill as well as state and foreign taxes. Differences between effective tax rate and the statutory tax rate in fiscal 1999 are primarily the result of nondeductible compensation, state and foreign taxes and goodwill amortization, which is not deductible for tax purposes.

NET LOSS

         The Company's fiscal 2000 net loss amounted to $13.5 million, as compared to net income of $2.8 million, in fiscal 1999. The fiscal 2000 results were affected by $10.4 million of restructuring, impairment and procurement charges, $1.7 million in costs for the consolidation of the KF(R) packaged plumbing line and $2.0 million from the sale of WAMI.

         The fiscal 1999 results included a restructuring charge of $2.1 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio, a $2.45 million charge for business procurement costs and the $10.2 million gain on the sale of U.S. Lock.


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

         The trend in the retail market is to develop direct relationships with foreign supply sources, including foreign sourcing operations similar to those owned by the Company. The Company will utilize its foreign sourcing operations to obtain new business when domestic operations would be unable or less likely to compete, and therefore, has emphasized developing business outside of the intercompany and affiliated company arrangements for the foreign sourcing operations. This effort is expected to be of increasing importance in future results as more retailers emphasize direct import relationships. The Company believes sales from its foreign sourcing operations will continue to increase to both Barnett, due to its growth, and through direct sales to non-affiliated operations.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


         SG&A expenses increased from $26.7 million for fiscal 1998 to $27.7 million for fiscal 1999. As a percentage of net sales, SG&A expenses increased from 25.3% for fiscal 1998 to 28.0% for fiscal 1999. The increase in expenses was primarily due to foreign exchange transaction losses of $0.4 million in fiscal 1999, as compared to $1.0 million in foreign exchange transaction income being reported for fiscal 1998.

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

GAIN ON SALE OF U.S. LOCK

         Effective January 1, 1999, the Company sold U.S. Lock, to Barnett, for $29.9 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $17.7 million, with approximately $10.0 million being recognized in the fiscal 1999 third quarter. The remaining $7.8 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 1999 fourth quarter, the Company recognized $0.1 million of this deferred gain, which is included in the gain on sale of U.S. Lock in the accompanying consolidated statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Over the past several years, the Company and Waxman Industries have endeavored to reduce their high level of debt through the monetization of assets and by improving the efficiencies of their continuing businesses. As a result, the Company and Waxman Industries have undertaken various initiatives to raise cash, improve cash flow and reduce debt obligations and / or improve financial flexibility during that period. These efforts recently resulted in Waxman Industries reaching an agreement with an ad hoc committee representing the holders of approximately 87% of Waxman Industries' Deferred Coupon Notes and approximately 65% of the Company's Senior Notes. See Note 12 and "Management's Discussion and Analysis - Debt Restructuring Effort" in this Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial reorganization of Waxman Industries.

         Waxman Industries, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Barnett Merger was not completed by September 1, 2000. The Company sold 163,723 shares representing $2 million in value to Barnett and paid the interest due at that time on its Senior Notes.

         Excluding the cash requirements for these interest payments, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed by Waxman Industries, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, the Company and Waxman Industries will not be able to continue to make all of the interest and principal payments under their debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing, Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

         The financial reorganization of Waxman Industries does not involve the Company or any of the Company's operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. Waxman Industries believes that the Joint Plan should proceed quickly through the judicial process because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. Waxman Industries expects to complete the Joint Plan during the fall of 2000.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation ("Congress Financial") to replace the Credit Agreement with BankAmerica Business Credit, Inc. which was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with Waxman Industries, the Company and TWI as guarantors. In March 2000, Waxman Industries and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of June 30, 2000, the Company had $18.9 million in borrowings under the revolving credit line of the facility and had approximately $1.1 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. In July 2000, the Loan and Security Agreement, among other modifications, was amended to allow the sale of all of the Barnett shares, including those collateralized by Congress Financial, as part of the Barnett Merger, extend the increase in the facility to accommodate the pending sale of the Barnett Common Stock and permit the default due to the non-payment of the Deferred Coupon Note interest.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Consumer Products, TWI, International Inc. and Medal of Pennsylvania, Inc., and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and Waxman Industries' Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at June 30, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

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

         The Company paid $1.1 million in income taxes in fiscal 2000. The Company paid $0.5 million in state and foreign income taxes in fiscal 1999. The Company paid no federal taxes for the year ended June 30, 1999 due to Waxman Industries' net operating loss for the year. In the event that Waxman Industries completes a financial reorganization, which includes the sale of the Company's investment in Barnett and recognizes a gain from that sale, Waxman Industries will be able to use its net operating loss carryforwards to offset income taxes that would otherwise be payable.

         The Company has total future lease commitments for various facilities and other leases totaling $3.4 million, of which approximately $0.7 million is due in fiscal 2001. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2001 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.


DISCUSSION OF CASH FLOWS

         Net cash used for operations was $8.6 million in fiscal 2000. The net loss of $13.5 million included certain non-cash items including $9.8 million reported as a restructuring and impairment charge, $1.9 million in other non-cash restructuring charges that were included in sales and cost of sales and $2.0 million in losses recorded on the sale of WAMI. Also affecting net cash used for operations was $6.5 million of equity earnings of Barnett. The most significant cash requirements during fiscal 2000 included $5.3 million in cash interest payments. Cash flow provided by investments totaled $0.1 million, attributable to the net cash generated from the sale of WAMI, less capital expenditures of $1.8 million. Cash provided by financing activities amounted to $7.9 million, primarily due to the net borrowings under the Company's credit facilities.

         At June 30, 2000, the Company had working capital of $3.3 million and a current ratio of 1.1 to 1.


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

         Gains and losses that result from foreign currency transactions are included in the Company's consolidated statements of operations on a current basis and affect the Company's reported net income (loss). The cumulative foreign currency translation effects for the Company's foreign operations that utilize the local currency as their functional currency are included as a separate component of stockholder's equity in the Company's consolidated balance sheets and are considered in determining comprehensive income as reported in the Company's consolidated statements of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholder and Board of Directors of Waxman USA Inc.:


We have audited the accompanying consolidated balance sheets of Waxman USA Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman USA Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, and the Company's Parent has not paid its interest payment on its Deferred Coupon Notes, has a net stockholders' deficit and plans to file a pre-negotiated consensual joint plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




                                                         Arthur Andersen LLP
Cleveland, Ohio,
August 28, 2000.

                        WAXMAN USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                     ASSETS




                                               2000        1999
                                             --------    --------

CURRENT ASSETS:
  Cash and cash equivalents                  $    866    $  1,376
  Trade receivables, net                       12,068      10,686
  Other receivables                             3,441       4,212
  Inventories                                  15,351      19,052
  Prepaid expenses                              1,703       2,276
                                             --------    --------
      Total current assets                     33,429      37,602
                                             --------    --------

INVESTMENT IN BARNETT                          42,896      36,385
                                             --------    --------

PROPERTY AND EQUIPMENT:
  Land                                            439         430
  Buildings                                     3,087       3,004
  Equipment                                    10,336      12,675
                                             --------    --------
                                               13,862      16,109
Less accumulated
depreciation and amortization                  (5,787)     (5,998)
                                             --------    --------

Property and equipment, net                     8,075      10,111
                                             --------    --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS
ACQUIRED, NET                                    --         7,920

UNAMORTIZED DEBT ISSUANCE COSTS, NET              430         565

DEFERRED TAX ASSET                                367         540

OTHER ASSETS                                      376         451
                                             --------    --------

                                             $ 85,573    $ 93,574
                                             ========    ========







           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                     2000        1999
                                                   --------    --------

CURRENT LIABILITIES:
  Current portion of long-term debt                $ 20,366    $    812
  Accounts payable                                    5,760       6,837
  Accrued liabilities                                 2,256       2,982
  Accrued income taxes payable                          394       1,314
  Accrued interest                                    1,330       1,330
                                                   --------    --------
      Total current liabilities                      30,106      13,275
                                                   --------    --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION            780         933


SENIOR NOTES                                         35,855      35,855

DEFERRED GAIN ON SALE OF U.S. LOCK                    7,557       7,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $0.10 par value per share:
  authorized and unissued 1,000 shares                 --          --

Common stock, $0.01 par value per share:
  9,000 shares authorized; 100 shares issued and
  outstanding                                          --          --
Paid-in capital                                      21,462      21,462
Retained earnings                                    10,161      23,694
Advances to Waxman Industries, Inc.                 (19,689)     (8,369)
                                                   --------    --------

                                                     11,934      36,787
  Cumulative currency translation adjustment           (659)     (1,029)
                                                   --------    --------

      Total stockholder's equity                     11,275      35,758
                                                   --------    --------

                                                   $ 85,573    $ 93,574
                                                   ========    ========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                           FISCAL YEAR ENDED JUNE 30,
                                                           --------------------------

                                                         2000         1999         1998
                                                      ---------    ---------    ---------
Net sales                                             $  81,360    $  99,116    $ 105,662
Cost of sales                                            59,259       69,264       69,429
                                                      ---------    ---------    ---------
Gross profit                                             22,101       29,852       36,233
Selling, general and administrative expenses             24,166       27,737       26,661
Corporate charge                                          1,934        2,638        3,306
Restructuring, impairment and procurement
charges(Notes 1 and 3)                                   10,370        4,515           24
                                                      ---------    ---------    ---------
Operating (loss) income                                 (14,369)      (5,038)       6,242
Gain on sale of U.S. Lock, net (Note 4)                    --          9,958         --
Loss on sale of WAMI, net  (Note 4)                      (2,024)        --           --
Equity earnings of Barnett                                6,511        6,744        6,341
Amortization of deferred U.S. Lock gain                     196         --           --
Interest expense, net                                     5,612        5,464        5,614
                                                      ---------    ---------    ---------
(Loss) income before income taxes and
extraordinary loss                                      (15,298)       6,200        6,969
(Benefit) provision for income taxes                     (1,765)       3,412        2,659
                                                      ---------    ---------    ---------
(Loss) income before extraordinary loss                 (13,533)       2,788        4,310

Extraordinary loss, net of tax benefit                     --           --            115
                                                      ---------    ---------    ---------

Net (loss) income                                     $ (13,533)   $   2,788    $   4,195
                                                      =========    =========    =========

Other comprehensive income (loss):
Foreign currency translation adjustment                     370          134         (822)
                                                      ---------    ---------    ---------
Comprehensive (loss) income                           $ (13,163)   $   2,922    $   3,373
                                                      =========    =========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                                         Accumulated
                                                                                        Advances            Other         Total
                                     Preferred      Common     Paid-in      Retained    to Waxman       Comprehensive  Stockholder's
                                       Stock        Stock      Capital      Earnings    Industries      Income (Loss)    Equity
                                       -----        -----      -------      --------    ----------      -------------    ------

Balance June 30, 1997                  $   --      $ --      $21,462       $16,711      $(13,903)           $(341)       $23,929

     Net income                                                              4,195                                         4,195
     Advances from parent, net                                                              2,512                          2,512
         Currency translation
           adjustment                                                                                        (822)          (822)
                                        -----       -----   --------       -------      ---------           ------       -------
Balance June 30, 1998                      --          --     21,462        20,906       (11,391)          (1,163)        29,814

     Net income                                                              2,788                                         2,788
     Advances from parent, net                                                              3,022                          3,022
         Currency translation
           adjustment                                                                                         134            134
                                        -----       -----   --------       -------      ---------           ------       -------
Balance June 30, 1999                      --          --     21,462        23,694        (8,369)          (1,029)        35,758

    Net loss                                                               (13,533)                                      (13,533)
    Advances to parent, net                                                              (11,320)                        (11,320)
    Currency translation adjustment                                                                           370            370
                                        -----       -----   --------       -------      ---------           ------       -------
Balance June 30, 2000                   $  --       $  --   $ 21,462       $10,161      $(19,689)           $(659)       $11,275
                                        =====       =====   ========       =======      =========           ======       =======



 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         FISCAL YEAR ENDED JUNE 30,
                                                                         --------------------------

Cash From (Used For):                                                  2000        1999        1998
                                                                     --------    --------    --------
Operations:
   Net income (loss)                                                 $(13,533)   $  2,788    $  4,195
   Adjustments to reconcile net income (loss) to net cash used for operations:
   Extraordinary loss                                                    --          --           115
   Non-cash restructuring and impairment charges                       11,677        --          --
   Loss on sale of WAMI                                                 2,024        --          --
   Gain on sale of U.S. Lock                                             --        (9,958)       --
   Amortization of deferred U.S. Lock gain                               (196)
   Equity earnings of Barnett                                          (6,511)     (6,744)     (6,341)
   Depreciation and amortization                                        2,127       1,925       2,266
   Deferred income taxes                                                  173        (540)       --
   Bad debt provision                                                     242         274         282
   Changes in assets and liabilities:
           Trade and other receivables                                 (1,287)      2,065      (2,721)
           Inventories                                                   (842)      1,455      (1,751)
           Prepaid expenses and other                                     (90)       (546)        (34)
           Accounts payable                                            (1,072)      1,227        (620)
           Accrued liabilities                                         (1,714)       (823)     (3,631)
           Net change in operating assets and liabilities of
           operations sold                                                185      (1,096)       --
           Other, net                                                     249         134        (822)
                                                                     --------    --------    --------
                Net cash used for operations                           (8,568)     (9,839)     (9,062)
                                                                     --------    --------    --------
Investments:
   Capital expenditures, net                                           (1,761)     (2,691)     (3,124)
   Change in other assets                                                  75         165          64
   Net proceeds from sales of businesses                                1,800      25,972       3,203
                                                                     --------    --------    --------
                Net cash provided by investments                          114      23,446         143
                                                                     --------    --------    --------

Financing:
   Borrowings under credit agreements                     76,869       56,734      104,794
   Payments under credit agreements                      (57,468)     (70,883)     (95,640)
   Debt issuance costs                                      (137)        (282)        --
   Retirement of Senior Notes                               --           --        (12,000)
   Retirement of Senior Subordinated Notes                  --           (895)        --
   Advances (to) from Waxman Industries, Inc., net       (11,320)       3,022        2,512
                                                       ---------    ---------    ---------
         Net cash provided by (used for) financing         7,944      (12,304)        (334)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents        (510)       1,303       (9,253)
Balance, beginning of year                                 1,376           73        9,326
                                                       ---------    ---------    ---------
Balance, end of year                                   $     866    $   1,376    $      73
                                                       =========    =========    =========




   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WAXMAN USA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

               The accompanying consolidated financial statements include the accounts of Waxman USA Inc. ("Waxman USA") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 2000, the Company owned 44.2% of the common stock of Barnett Inc. ("Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical and hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 12 for a discussion of the Company's agreement to sell its interest in Barnett. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. All significant intercompany transactions and balances are eliminated in consolidation.

        The Company is a wholly-owned subsidiary of Waxman Industries, Inc. ("Waxman Industries") and is a supplier of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), Medal of Pennsylvania, Inc. ("Medal" and formerly WOC Inc. ("WOC")) and TWI, International, Inc. ("TWI"). Medal is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and, until the March 31, 2000 sale of Western American Manufacturing Inc., an operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products, Medal and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

         B. CASH AND CASH EQUIVALENTS

         In accordance with the terms of the Loan and Security Agreement (as discussed in Note 5), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Loan and Security Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

         C. TRADE RECEIVABLES

         Trade receivables are presented net of allowances for doubtful accounts of $0.9 million and $1.0 million at June 30, 2000 and 1999, respectively. Bad debt expense totaled $0.2 million in fiscal 2000, $0.3 million in fiscal 1999, and $0.3 million in fiscal 1998.

         The Company sells plumbing, hardware and other products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers' financial conditions. As a percentage of the Company's net sales, the largest customer of Consumer Products, Kmart, accounted for 11.0%, 10.0% and 9.5% in fiscal 2000, 1999 and 1998, respectively. As a percentage of Consumer Products' net sales, Kmart accounted for 21.2%, 20.8% and 18.2%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 41.5%, 39.6% and 42.7% of net sales and approximately 51.3% and 55.7% of accounts receivable at June 30, 2000 and 1999, respectively.

         D. INVENTORIES

         At June 30, 2000 and 1999, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 2000, 1999 and 1998, the Company recorded charges of $0.1 million, $0.6 million and $0.5 million, respectively, in connection with its evaluation of its inventory carrying value.

         E. PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense in each of the last three fiscal years ended June 30, 2000, 1999 and 1998 totaled $1.5 million, $1.4 million and $1.4 million, respectively.

         F. COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         In the fourth quarter of fiscal 2000, management evaluated its goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and the inconsistency of the Company's earnings. Based on the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with management's plans associated with Waxman Industries' comprehensive financial restructuring plan, the Company wrote off $6.7 million of goodwill at its Consumer Products operation, which relates to two product lines acquired in December 1986 and May 1988. In prior years, the cost of businesses in excess of net assets acquired was being amortized primarily over 40 years using the straight-line method. Goodwill amortization expense totaled $0.3 million in fiscal 2000, 1999 and 1998. Accumulated amortization totaled $15.1 million at June 30, 1999.

         G. UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 5) and are amortized over the life of the related debt. Amortization expense totaled $0.3 million in fiscal 2000, 1999 and 1998, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 1998 related to the accelerated amortization of unamortized debt issuance costs. (See
Note 2).

         H. ISSUANCES OF STOCK BY A SUBSIDIARY

         The Company recognizes gains on issuances of stock by a subsidiary in its consolidated statements of operations in amounts proportionate to its ownership percentage of the subsidiary.

         I. PROCUREMENT COSTS

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $0.65 million in fiscal 2000 and $2.0 million in fiscal 1999. The Company did not incur procurement costs related to (ii) above in fiscal 2000 or fiscal 1998, but incurred $0.5 million in fiscal 1999 for this type of cost. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $1.5 million, $1.1 million and $1.1 million in fiscal 2000, 1999 and 1998, respectively, and are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

         J. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholder's equity and comprehensive income (loss). Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

         K. FINANCIAL STATEMENT ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         L. EARNINGS PER SHARE

         Earnings per share data is not presented and is not meaningful, as the Company is a wholly-owned subsidiary of Waxman Industries.



2. BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

         In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount (the "Barnett Secondary Offering"). Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. As a result of these transactions, at June 30, 2000, the Company owned 7,186,530 shares, or 44.2%, of the outstanding shares of Barnett Common Stock. This investment is accounted for under the equity method of accounting. See Management's Discussion and Analysis "Debt Restructuring Effort" section and
Note 12 for a discussion of the Company's agreement to sell its interest in Barnett.

         Prior to the Barnett Secondary Offering, the Company owned approximately 49.9% of the Barnett Common Stock and, including convertible non-voting preferred stock of Barnett, a 54% economic interest in the capital stock of Barnett. The Company's ownership in Barnett was reduced to this level in fiscal 1996 when the Company consummated an initial public offering of the Barnett Common Stock. Net proceeds received by the Company from the Barnett Secondary Offering were used primarily to repay outstanding indebtedness. As a result, the Company recorded an extraordinary charge of approximately $0.2 million in fiscal 1998, relating to the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Secondary Offering (See Note 5).

         The following table presents summary financial data for Barnett at June 30, 2000, 1999 and 1998 and for the years ended June 30, 2000, 1999 and 1998 (in thousands of dollars):

Statement of income data:       2000       1999       1998
                            --------   --------   --------
Net sales                   $281,471   $241,374   $199,578
Gross profit                  92,198     80,191     67,443
Net income                    14,672     15,215     14,277

Balance sheet data:
Current assets              $113,601   $ 94,941   $ 72,054
Non-current assets            56,401     54,245     23,730
Current liabilities           30,418     24,615     19,623
Non-current liabilities       33,000     33,000       --

         The Barnett Form 10-K for the year ended June 30, 2000 is herein incorporated by reference.

3. MANAGEMENT'S REVIEW OF OPERATIONS - RESTRUCTURING AND IMPAIRMENT CHARGES

         Since fiscal 1994, the Company's strategic effort has been to reduce its high level of debt through the monetization of assets and to improve the efficiencies from its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations or improve its financial flexibility during that period. Accordingly, management performed strategic reviews of its business operations in past fiscal years that resulted in the Company recording significant charges as follows.

FISCAL 2000 --

         PRODUCT LINE CONSOLIDATION: In the second quarter of fiscal 2000, Consumer Products recorded a restructuring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft(R) packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

         DISTRIBUTION AND PACKAGING OPERATIONS CONSOLIDATION: In the fourth quarter of fiscal 2000, Consumer Products recorded a $0.6 million restructuring charge to consolidate its Grand Prairie, Texas warehouse into its national distribution center in Groveport, Ohio, and to move its packaging operations from Tijuana, Mexico to the Company's operations in China. The facilities were closed at a time when leases expired, therefore, there are no future lease costs for the closed facilities. The warehouse closure costs included costs associated with the incremental employee salaries and benefits associated with closing the warehouse of $0.2 million and other miscellaneous moving and closing costs of $0.4 million. All but $0.1 million of these costs were paid in fiscal 2000. Consumer Products also wrote off $1.7 million in packaging material and other inventory associated with these closings, which are recorded in cost of sales.

         ASSET IMPAIRMENT: In the fourth quarter of fiscal 2000, Consumer Products recorded an asset impairment charge of $6.7 million related to a write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. This charge has been reported as a separate component in operating expenses and reflects the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with management's plans associated with the Waxman Industries comprehensive financial restructuring plan.

         CLOSURE OF OPERATIONS: During the fourth quarter of fiscal 2000, TWI closed its Premier Faucet Corporation, one of its facilities in China that manufactured faucets and faucet components. The closure resulted in a charge of $1.2 million to write down fixed assets and other long term assets to their fair value and provide for miscellaneous costs to close the facility. In addition, the operation recorded a charge of $0.5 million to write down inventory and accounts receivable, which is recorded in cost of sales and a $0.4 million to write down accounts receivable, which was charged to sales. The loss from this operation in fiscal 2000 and 1999 amounted to $2.0 million and $0.6 million, respectively

FISCAL 1999 -

         WAREHOUSE MOVE: In the first quarter of fiscal 1999, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings. In the third and fourth quarters of fiscal 1999, Consumer Products recorded an additional restructuring charge of $0.45 million and $0.27 million, respectively, for additional costs involved with the move, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights.


4. SALE OF DIVISIONS

         A. SALE OF WESTERN AMERICAN MANUFACTURING, INC.

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing, Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million on the net assets sold in the quarter ended March 31, 2000, including approximately $1.0 million for the write-off of goodwill.

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have reduced the consolidated net sales and reduced the net loss for the Company as follows:

                                                 Fiscal 2000         Fiscal 1999
                                                 -----------         -----------
          Net sales                               $  2,923            $3,542
          Net loss                                $ (  273)           $( 743)

         B. SALE OF U.S. LOCK

         In January 1999, the Company sold certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett, for approximately $33.0 million in cash, less certain post closing adjustments. A portion of the proceeds from the sale of U.S. Lock was used to repay the BankAmerica Business Credit working capital loan collateralized by the accounts receivable and inventory of U.S. Lock and to pay expenses associated with the transaction, with the remaining funds being reinvested in the Company's businesses.

         The sale of U.S. Lock resulted in an estimated net pretax gain of $17.7 million, of which approximately $7.8 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In fiscal 2000 and the fourth quarter of fiscal 1999, the Company recognized $0.2 million and $0.1 million of this deferred gain, respectively. The Company utilized a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the sale of U.S. Lock.

         The Company consolidated U.S. Lock's financial information in its results through December 31, 1998. Therefore, there is no impact on the Company's net sales or earnings from U.S. Lock's operating results subsequent to December 31, 1998. The impact of not consolidating U.S. Lock's results would have reduced the consolidated net sales and increased the net loss for the Company as follows:



                                            Fiscal 2000            Fiscal 1999
                                            -----------            -----------
          Net sales                              --                  $13,361
          Net income                             --                  $ 1,000


         C. SALE OF LERAN GAS PRODUCTS

         Effective July 1, 1997, the Company sold the gas products business of LeRan, to Barnett, for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997 and 1996, LeRan reported approximately $13.8 million and $16.3 million in net sales and operating income of approximately $0.4 million and $28,000, respectively. In the first quarter of fiscal 1998, the Company recorded an estimated loss on the sale of LeRan of $133,000, including certain costs associated with disposing of assets not included in the transaction and the sale and closing of certain warehouses. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000. The net proceeds were reinvested in the continuing businesses of the Company, thereby effectively reducing borrowings under the Credit Agreement (as discussed in Note 5).

5. DEBT

         A. LONG-TERM DEBT

         Total other long-term debt consists of the following (in thousands of dollars):

                                                                                  June 30,
                                                                                  --------

                                                                               2000        1999
                                                                             --------    --------
Bank Agreement                                                               $ 18,948    $    444

Capital leases maturing through 2002, bearing interest at rates ranging
from 7.75% to 11.8%, secured by the leased equipment                              356         675

Other notes, maturing through 2007, bearing interest at rates ranging from
7.1 % to 9.0%, secured by the land, building and equipment of TWI               1,842         626
                                                                             --------    --------
                                                                               21,146       1,745
Less:  current portion                                                        (20,366)       (812)
                                                                             --------    --------
         Long-term debt, net of current portion                              $    780    $    933
                                                                             ========    ========

         On June 17, 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman Industries, Inc. ("Waxman Industries") and TWI as guarantors (the "Loan and Security Agreement"). In March 2000, the Company and Congress Financial Corporation amended the Loan and Security Agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of June 30, 2000, the Company had $18.9 million in borrowings under the revolving credit line of the facility and had approximately $1.1 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI, and in July 2000 to allow the sale of all of the Barnett Common Stock as contemplated by the Barnett Merger.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and Waxman Industries' Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at June 30, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Prior to entering into the Loan and Security Agreement, Consumer Products and WOC participated in a credit facility provided by BankAmerica Business Credit, Inc. (the "Credit Agreement"), which began in June 1996. The Credit Agreement provided for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million.

         B. SENIOR NOTES

         On April 3, 1996, the Company consummated an offer to exchange $48.8 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 ("Senior Notes") for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.9 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997, with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.1 million, net of applicable tax benefit of $0.1 million, in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes. See Note 12 regarding the Company's plans to redeem the remaining Senior Notes as part of Waxman Industries financial restructuring plan.

         The Senior Notes are general unsecured obligations of the Company ranking pari passu in right of payment to any future indebtedness of the Company that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of the Company that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Loan and Security Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 2000.

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

         C. SENIOR SUBORDINATED NOTES

         In June 1989, the Company issued $100 million principal amount of Senior Subordinated Notes. During 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Waxman Industries' Deferred Coupon Notes. As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.9 million in fiscal 1997. On June 1, 1999, approximately $0.9 million of Senior Subordinated Notes matured, representing the remaining amount of the Senior Subordinated Notes, and were repaid.

         D. MISCELLANEOUS


         The Company made cash interest payments of $5.3 million in fiscal 2000, $6.2 million in fiscal 1999 and $5.8 million in fiscal 1998. The Company did not have interest income in fiscal 2000, but reported interest income was $0.2 million in fiscal 1999 and $0.1 million in fiscal 1998. The Company also has accrued interest and interest cost from the amortization of deferred financing costs, which makes up the balance of the interest expense presented in the accompanying consolidated statements of operations.

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

         The Company participates in the consolidated tax group of which Waxman Industries is the common parent. Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability is equal to the lesser of (i) the federal tax liability calculated on a stand-alone basis or (ii) Waxman Industries' federal tax liability. Waxman Industries has approximately $66.7 million of available domestic net operating loss carryforwards for income tax purposes at June 30, 2000, which expire 2009 through 2020. Barnett is not a member of the consolidated tax group. The Company's liability for taxes at June 30, 2000 and June 30, 1999 includes various state and foreign taxes. The Company files separate income tax returns in certain states based on the results of operations within the applicable states.

         The components of income (loss) before income taxes and extraordinary loss are as follows (in thousands of dollars):

             Fiscal Year Ended June 30,
             --------------------------

             2000        1999       1998
           --------    --------   --------
Domestic   $(13,106)   $  5,439   $  5,443
Foreign      (2,192)        761      1,526
           --------    --------   --------
Total      $(15,298)   $  6,200   $  6,969
           ========    ========   ========



         The components of the provision for income taxes, calculated on a stand-alone basis are (in thousands of dollars):

                                   Fiscal Year Ended June 30,
                                   --------------------------

                                  2000       1999       1998
                                 -------    -------    -------
U.S. Federal                     $(1,727)   $ 2,554    $ 2,146
Foreign, state and other            (211)     1,398        513
                                 -------    -------    -------
     Total current                (1,938)     3,952      2,659
Deferred state                       173       (540)      --
                                 -------    -------    -------
     Total (benefit) provision   $(1,765)   $ 3,412    $ 2,659
                                 =======    =======    =======

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                  Fiscal Year Ended June 30,
                                  --------------------------

                                  2000       1999       1998
                                 ------     ------     ------
U.S. statutory rate                35.0%      35.0%      35.0%
State and foreign taxes, net       (5.2)       6.2        2.2
Nondeductible compensation           --       13.1         --
Goodwill amortization             (18.1)       1.5        0.6
Other, net                         (0.2)      (0.8)       0.4
                                 ------     ------     ------
     Effective tax rate            11.5%      55.0%      38.2%
                                 ======     ======     ======

         The Company's deferred tax assets and liabilities relate primarily to its basis in Barnett stock, depreciation of the Company's property and equipment, income taxes paid on the deferred gain on the sale of U.S. Lock, and certain reserves and accruals.

         Deferred taxes and amounts payable to Waxman Industries are included in Advances to Waxman Industries, Inc. in the accompanying consolidated balance sheets. The deferred tax asset at June 30, 2000 relates to state taxes paid on the deferred gain on the sale of U.S. Lock.

         The Company made income tax payments of $1.1 million in fiscal 2000, $0.5 million in fiscal 1999 and $0.3 million in fiscal 1998. Refunds received totaled $0.4 million in fiscal 2000.

7. LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2008.

        Future minimum rental payments are as follows (in thousands of dollars):
         2001                                      $665
         2002                                       557
         2003                                       359
         2004                                       355
         2005                                       346
         Thereafter                               1,132
                                                 ------
                                                 $3,414
                                                 ======

         Total rent expense charged to operations was $1.4 in fiscal 2000, $1.4 million in fiscal 1999 and $2.6 million in fiscal 1998. Consumer Products leases certain warehouse space from related parties. Related parties' rent expense totaled $0.3 million in fiscal 2000, 1999 and 1998. Those related party relationships consist of the following:


         - Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. The warehouse portion of this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 2000, $326,716 in fiscal 1999 and $314,150 in fiscal 1998. The Company received rental income from Handl-it, Inc. of $290,970 in fiscal 2000 and $95,324 for a portion of fiscal 1999 for subleasing the warehouse in Bedford Hts., Ohio.

         - Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. There was no rent paid by Consumer Products to Handl-it in fiscal 2000, however, rent expense under these lease arrangements was $10,000 and $30,000 for fiscal 1999 and 1998, respectively. Consumer Products Group also paid Handl-it Inc. approximately $40,000 and $55,000 for the cost of transportation of products in fiscal 2000 and 1999, respectively.

         - Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee of $74,000, equal to a percentage of monthly sales plus other direct expenses from this operation.

8. PROFIT SHARING AND 401(k) PLAN

         The eligible employees of certain subsidiaries of the Company participate in Waxman Industries' trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by Waxman Industries' Board of Directors. There were no profit sharing contributions in fiscal 2000, 1999 or 1998; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in fiscal 2000, 1999 and 1998. The Company currently offers no other retirement, post-retirement or post-employment benefits.


9. RELATED-PARTY TRANSACTIONS

         The Company engages in certain business transactions with Waxman Industries and affiliates. Except as disclosed for leases above, sales to and purchases from Waxman Industries' and affiliates in fiscal 2000, 1999 and 1998 were immaterial.

         Management fees charged to the Company by Waxman Industries are presented in the accompanying consolidated statements of operations as the corporate charge. In accordance with the Intercorporate Agreement, the management fees charged to the Company are the lesser of (a) 4% of net sales or
(b) the actual cost of providing services to the Company and its wholly-owned subsidiaries.

         The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $18.8 million in fiscal 2000, $19.9 million in fiscal 1999 and $16.2 million in fiscal 1998. There were no purchases from Barnett in fiscal 2000, 1999 or 1998.

         The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. The Company and Barnett entered into an Intercorporate Agreement (the "New Intercorporate Agreement") under which the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock and LeRan, until their sale. These services included the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company paid Barnett the allocable cost of the salaries and expenses of Barnett's employees while they were performing such services. The Company also reimbursed Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

         All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company, have been reimbursed by the Company and are reflected in selling, general and administrative expenses in the accompanying statements of operations.

         The Company purchases certain products, which it can not manufacture with its existing operation, from WDI International, Inc., a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2000 and 1999, purchases from WDI International amounted to $3.7 million and $1.3 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

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


                             Retail    Non-Retail      Other      Elimination     Total
                             ------    ----------      -----      -----------     -----

Reported net sales:
Fiscal 2000                $  58,708    $  32,900         --      $ (10,248)   $  81,360
Fiscal 1999                   69,084       43,150         --        (13,118)      99,116
Fiscal 1998                   77,000       45,355         --        (16,693)     105,662

Operating (loss) income:
Fiscal 2000                $ (11,732)   $    (703)   $  (1,934)        --      $ (14,369)
Fiscal 1999                   (2,800)         400       (2,638)        --         (5,038)
Fiscal 1998                    3,789        5,759       (3,306)        --          6,242

Identifiable assets:
June 30, 2000              $  31,517    $  13,125    $  40,931         --      $  85,573
June 30, 1999                 45,017       15,866       32,691         --         93,574


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $40.2 million, $46.3 million and $39.2 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Of these amounts, approximately $10.2 million, $13.1 million and $16.7 million were intercompany sales for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Identifiable assets for the foreign operations were $14.6 million and $18.7 million at June 30, 2000 and 1999, respectively.




                       SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2000 and 1999 (in thousands).

FISCAL 2000                                         1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.
-----------                                         --------   --------    --------    --------
Net sales                                           $ 22,837   $ 19,702    $ 19,822    $ 18,999
Gross profit                                           7,185      5,891       6,175       2,850
Restructuring, impairment and procurement charges        150      1,300         500       8,420
Operating income (loss)                                  622     (1,796)       (842)    (12,353)
Loss on sale of WAMI, net                               --         --        (1,966)        (58)
Income (loss) before provision for income taxes        1,108     (1,055)     (2,554)    (12,797)
Net income (loss)                                   $    725   $   (732)   $ (1,743)   $(11,783)



FISCAL 1999                                         1ST QTR.    2ND QTR.   3RD QTR.    4TH QTR.
-----------                                         --------    --------   --------    --------
Net sales                                           $ 28,229    $ 29,198   $ 22,186    $ 19,503
Gross profit                                           9,088       8,661      6,247       5,856
Restructuring, impairment and procurement charges      1,350        --        2,900         265
Operating income (loss)                                 (453)        356     (3,066)     (1,875)
Gain on sale of U.S. Lock, net                          --          --        9,860          98
Income (loss) before provision for income taxes         (426)        613      7,149      (1,136)
Net income (loss)                                   $   (264)   $    380   $  4,252    $ (1,580)



         Results for the fourth quarter for fiscal 2000 were affected by certain adjustments, including an increase in cost of sales at Consumer Products of $1.7 million to write off packaging material and other inventory associated with the closing of its warehouse in Texas and packaging center in Mexico. In addition, adjustments resulting from the closure of the Company's faucet component manufacturing operation in China, resulted in a charge of $0.5 million to write down inventory and other assets, which is recorded in cost of sales and $0.4 million to write down accounts receivable, which was charged to sales. The Company also recorded restructuring and impairment charges in the fourth quarter, including an asset impairment charge of $6.7 million by Consumer Products to write off goodwill and a $0.6 million restructuring charge to consolidate its Grand Prairie, Texas warehouse into its national distribution center in Groveport, Ohio, and to move its packaging operations from Tijuana, Mexico to the Company's operations in China. The Company also recorded a $1.2 million loss on the closure of the faucet operation in China.


12. SUBSEQUENT EVENT - WAXMAN INDUSTRIES FINANCIAL RESTRUCTURING AND AGREEMENT TO SELL BARNETT STOCK

         On December 13, 1999, Waxman Industries and an ad hoc committee (the "Committee") representing the holders of approximately 87 % of the $92.8 million outstanding principal amount of the Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of the Company entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval of Waxman Industries' financial restructuring plan), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of Waxman Industries. On July 10, 2000, Waxman Industries announced that it has reached agreements with the Committee, among others, for the monetization of the Company's ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett by Wilmar Industries, Inc. for $13.15 per share (the "Barnett Merger"). The completion of the acquisition is subject to the successful financing by Wilmar of the Barnett stock purchase.

         The key provisions of Waxman Industries' comprehensive financial restructuring plan include:

         - On July 10, 2000, Barnett agreed to a merger with Wilmar Industries, Inc. at a cash price of $13.15 per share, which is expected to be completed around September 30, 2000.

         - The Company has agreed to vote in favor of the merger and sell in the Barnett Merger all of the 7,186,530 shares of Barnett common stock, less any shares sold to Barnett as noted below.

         - The Company and Waxman Industries would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA in the following order:

            - approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares

            - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and $2 million in other costs associated with the financial restructuring transaction

            - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes, and

            - the remaining net proceeds to a dedicated account to be used for the full satisfaction of the Waxman Industries Deferred Coupon Notes, including accrued interest

         Following the anticipated sale of the Company's interest in Barnett, Waxman Industries and the Committee will file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; neither the Company or any of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

         Waxman Industries, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Barnett Merger was not completed by September 1, 2000, the Company sold 160,723 shares representing $2 million in value to Barnett and paid the interest due on its Senior Notes.

         Waxman Industries filed with the Securities and Exchange Commission a Report on Form 8-K on July 17, 2000 and a Form 14C Information Statement on August 10, 2000, providing information regarding the agreements and vote taken by the majority stockholders of Waxman Industries approving the actions taken by the Company in connection with the Barnett Merger.



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
              Part II, Item 8:

                      Report of Independent Public Accountants

                      Balance Sheets--June 30, 2000 and 1999

                      Statements of Operations--For the Years Ended June 30, 2000, 1999 and 1998

                      Statements of Stockholders' Equity--For the Years Ended June 30, 2000, 1999 and 1998.

                      Statements of Cash Flows--For the Years Ended June 30, 2000, 1999 and 1998.

                      Notes to Financial Statements For the Years Ended June 30, 2000, 1999 and 1998.

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

                                                  WAXMAN USA, INC.
                                                  ----------------


September 11, 2000                      By:      /s/  Armond Waxman
                                                 ------------------------
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 11, 2000                               /s/  Melvin Waxman
                                                 -------------------------
                                                 Melvin Waxman
                                                 Chairman of the Board,
                                                 Co-Chief Executive Officer
                                                 and Director


September 11, 2000                               /s/  Armond Waxman
                                                 -----------------------
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director


September 11, 2000                               /s/  Mark W. Wester
                                                 -----------------------
                                                 Mark W. Wester
                                                 Chief Financial Officer
                                                 and Vice-President - Finance
                                                 (principal accounting officer)


September 11, 2000                               /s/  John S. Peters
                                                 ----------------------------
                                                 John S. Peters, Director


September 11, 2000                               /s/  Judy Robins
                                                 -----------------------------
                                                 Judy Robins, Director


September 11, 2000                               /s/  Irving Z. Friedman
                                                 -----------------------------
                                                 Irving Z. Friedman, Director


September 11, 2000                               /s/  Laurence S. Waxman
                                                 --------------------------
                                                 Laurence S. Waxman, Director